Form 10-K
period 1996-12-31
FIRST ALLIANCE CORP /DE/
filed 1997-03-27
CIK 1029321

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.
     For the fiscal year ended December 31, 1996.
               OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.
     For the transition period from_________ to _________

              Commission file number           0-28706
                                            -------------

                           FIRST ALLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                  33-0721183
------------------------------               -----------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

17305 Von Karman Avenue, Irvine, California             92614
-------------------------------------------             ------
(Address of principal executive offices)              (zip code)

       Registrant's telephone number, including area code  (714) 224-8500

        Securities registered pursuant to Section 12(b) of the Act: None

     Title of each class           Name of each exchange on which registered
     -------------------           ------------------------------------------
    Class A Common Stock,                NASDAQ National Market System
       par value $0.01

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X] No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment of this Form 10-K. [   ]

   As of February 28, 1997, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $109 million.

   As of February 28, 1997, the shares outstanding of the issuer's classes of common stock were as follows:
Class A Common Stock: 4,043,067 shares; Class B Common Stock: 10,750,000 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE:

   The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to First Alliance Corporation's proxy statement which will be filed with the Commission not more than 120 days after December 31, 1996.

                                   PART I

Item 1.  Business.

General

     First Alliance Corporation ("FACO"), together with its subsidiaries (the "Company"), is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. Typically, the Company's borrowers are individuals who do not qualify for conventional loans because of impaired or unsubstantiated credit characteristics and/or unverifiable income, and whose borrowing needs are not met by conventional lending institutions. Other borrowers include individuals who may qualify for a conventional loan but find the Company's loans attractive due to the Company's personalized service and fast funding capability. The Company sells loans to wholesale purchasers or securitizes them in the form of a Real Estate Mortgage Investment Conduit (REMIC) trust. A significant portion of the mortgages are securitized with the Company retaining the right to service the loans. The Company is currently licensed as a consumer finance lender in thirteen states and in the United Kingdom.

     To identify potential customers, the Company utilizes a proprietary marketing methodology developed over its 25 years of existence. This methodology focuses on a distinct segment of the home equity lending market by narrowly targeting homeowners believed by management, based on historic customer profiles, to be pre-disposed to using the Company's products and services, and who otherwise satisfy its underwriting guidelines. Using information obtained from a variety of outside sources for new and existing markets, the Company develops a list of homeowners with characteristics that make them likely customers. The Company then focuses its telemarketing and mailing efforts on these identified homeowners.

     Prior to 1994, all of the Company's operations were conducted from retail branch offices located in California. Since 1994, the business strategy of the Company has been to expand its retail branch office operations to states other than California to maximize opportunities that exist in new markets. Currently, the Company has 24 retail branch offices in 13 states and the United Kingdom and has identified locations in six other states and additional areas in the United Kingdom in which it may open new retail branch offices in the future.

     The Company is primarily a retail originator of loans, with 90% of its loan volume in 1996 coming from its retail branch office and portfolio refinancing operations. Besides a strong emphasis placed on its marketing and sales efforts, the Company provides a high degree of personalized service and timely response to loan applications. Historically, the Company's customers have been willing to pay the Company's loan origination fees and interest rates, which are typically higher than those charged by conventional lending institutions.

     The Company has maintained conservative underwriting guidelines when originating and purchasing loans. The Company has originated loans with higher levels of credit risk to earn origination fees, however, it generally sells such loans on a servicing released basis. In conjunction with the Company's aggressive collection and foreclosure procedures, this approach has allowed the Company to historically maintain low delinquency and loan losses relative to others in the industry.

Marketing and Sales

Marketing

     The Company's marketing efforts are designed to identify, locate and focus on individuals who, based on the Company's historic customer profiles, display a statistical likelihood for becoming a consumer of the Company's products and services and, at the same time, satisfying the Company's underwriting guidelines. The Company believes its focused marketing approach makes a more efficient use of its marketing resources and leads to a higher marketing success rate than a broad indiscriminate marketing approach aimed at a wide range of homeowners.

     The Company utilizes a proprietary marketing methodology to subjectively analyze the Company's historical customer base to identify characteristics common to its customers. These common characteristics are integrated with information obtained from a number of outside sources related to the homeowner pool in new or existing markets. The characteristics of individual homeowners and their properties in the homeowner pool are compared with characteristics common to the Company's historical customer base to identify and locate homeowners ("Targeted Homeowners") with characteristics that make them likely to become customers for the Company's products and services and to satisfy its underwriting guidelines.

     In general, the factors analyzed by the Company in identifying Targeted Homeowners include prior consumer finance borrowing, home value, the amount of equity in the home and the length of time a homeowner has owned the home. Credit problems, a lack of a significant credit history and prior borrowings from consumer finance companies indicate a homeowner is unlikely to be able to obtain loans from conventional lending institutions, and thus is a more likely candidate for the Company's products and services. Similarly, the Company's experience indicates that a longer ownership period usually results in significant equity in the home, creating an opportunity for a loan that will satisfy the Company's conservative loan-to-value requirements. Management continually refines the Company's proprietary marketing methodology. The Company monitors the performance of its marketing campaigns in evaluating the effectiveness of its methodology in identifying Target Homeowners in each market.

     While the Company has utilized mass marketing in the past, the Company's experience has proven that focusing its marketing efforts on Targeted Homeowners produces a greater yield for its marketing expenditures and leads to more opportunities for loan originations. The majority of Targeted Homeowners who become customers of the Company generally use the proceeds of their loans to lower their monthly payments by consolidating outstanding mortgage and consumer debt or to make home improvements.

Targeted Marketing

     By focusing its marketing efforts on Targeted Homeowners who are likely to satisfy the Company's underwriting guidelines, the Company expends fewer resources on homeowners and properties that would not satisfy such guidelines. The Company's marketing personnel, including telemarketing staff, appraisers, loan officers, branch managers and headquarters personnel, are trained to be aware of the Company's underwriting guidelines and, as described below, review each loan lead to focus on Targeted Homeowners whose overall qualifications and properties satisfy such guidelines.

Mailing Campaigns and Telemarketing

     The Company's mailing and telemarketing campaigns focus on Targeted Homeowners in the communities surrounding its 24 retail branch offices by utilizing many different mailing campaigns focusing on the multiple benefits of the Company's services and loan products. The Company distributes over
1.5 million pieces of mail monthly. All of the Company's mailing campaigns originate from its mail processing center in Orange, California. The Company's mailing campaigns result in over 4,000 inbound loan inquiry calls from Targeted Homeowners monthly. The Company continually monitors the effectiveness of each of its mailing campaigns and continues, modifies or discontinues a particular mailing campaign based on the results of such monitoring.

     The Company's telemarketing department handles both inbound and outbound calls from and to Targeted Homeowners and existing customers. Substantially all of the inbound calls are from Targeted Homeowners responding to the Company's mailing campaigns. The Company monitors the effectiveness of each mailing campaign by tracking which campaign is the source of each inbound call. The outbound telemarketing department uses computerized predictive dialers to continually solicit the Targeted Homeowners and the Company's current borrowers. Telemarketing representatives also place follow-up calls to prospective borrowers who have previously set and later canceled appointments to have a Company appraiser visit and inspect the subject property and obtain information about the applicant (an "Appraisal Appointment"), failed to show up for an appointment with a loan officer in a retail branch office to prepare loan documents (a "Sales Appointment") or declined a loan program offered to them by the Company.

     The Company understands its practice to be different from that of its competitors in that the centralized telemarketing department reviews all prospective customers and produces all initial Appraisal Appointments with Targeted Homeowners. The centralized telemarketing department, not the retail branch office personnel, is responsible for converting loan inquiries into appointments. The Company believes its centralized telemarketing practice creates greater operating efficiencies by allowing task specialization and reallocation of telemarketing resources to meet geographic needs.

     The telemarketing representative's responsibility is to sell the benefits of the Company's products and services, obtain information about the Targeted Homeowner, the subject property, equity in the subject property and the purpose of the loan and, assuming this initial information satisfies the Company's underwriting guidelines, schedule an Appraisal Appointment.
By focusing on the equity in the subject property, the telemarketing phase concentrates on Targeted Homeowners and properties whose characteristics satisfy the Company's underwriting guidelines.

     Individual telemarketing representatives are rated and compensated based on the number of Appraisal Appointments set. The Company monitors the performance of its telemarketing staff on a weekly and monthly basis.

Appraisal

     The Company's valuation process occurs throughout the loan application process. In some cases, the first stage valuation occurs immediately after a telemarketing representative sets an Appraisal Appointment. Staff at the Company's headquarters gather publicly available information with respect to recent sales of comparable properties in the same area as the subject property. The estimated value of the subject property is verified by the comparable sales data. Only properties that satisfy this stage of the initial underwriting process will be verified and forwarded to the respective retail branch offices for Appraisal Appointments.

     The property is appraised typically within two days of the initial telemarketing contact. This appraisal, which provides a valuable marketing opportunity, is the applicant's first face-to-face contact with the Company's representatives, and the Company stresses to its appraisers the importance of the marketing aspect of their positions. The appraiser's responsibilities are to obtain additional information and required documentation about the applicant, perform a complete technical appraisal of the subject property and schedule a Sales Appointment. The appraiser gathers and delivers to the retail branch office the applicant's relevant documents, including the current mortgage documents, if any, evidence of ownership of the subject property and information regarding other bills to be refinanced with the new loan.

     Appraisers at the Company's headquarters perform a desk review of the property appraisal on the following loan applications: (i) all properties with a market value above $150,000, (ii) all loan applications with a combined loan-to-value ratio equal to or greater than 55% (62% in California), (iii) all loan applications prepared by a new retail branch office for the first 90 days of its existence, (iv) all income properties,
(v) all properties with values less than $100,000 and (vi) approximately 10% of the loan applications not otherwise reviewed.

     Unlike many of its competitors, the Company does not use independent fee-based appraisers. Instead, the Company recruits, hires and trains its own field and desk appraisers. In connection with each securitization of the Company's loans, independent appraisers have conducted appraisals of samples of the subject properties that are the collateral for the securitized loans. The appraisals performed by the Company's appraisers have been within 1.5% of the aggregate appraisal values on securitization pools to date as calculated by the independent appraisers.

     The Company hires certified appraisers in those states which require such designation. Individual retail branch office appraisers are rated and compensated based on the number of Sales Appointments set and the ongoing quality of the appraisals performed. The Company monitors the performance of its appraisers on a weekly and monthly basis.

Loan Production

     The retail branch offices are responsible for the next step in the sales process that, if successful, converts the Sales Appointments set by the appraisers into underwritten loan files to be submitted to the Company's quality control department. Each Sales Appointment allows the sales personnel to clearly determine the applicant's need for financing, tailor a loan program to fit the applicant's financial needs, perform preliminary underwriting and provide to the applicant a choice of loan products and a detailed explanation thereof.

     The loan officer utilizes a loan origination software system developed by the Company to preliminarily determine an applicant's qualification for the various products of the Company and the terms applicable to such products. The loan origination software system incorporates the Company's underwriting guidelines with respect to collateral, credit quality, character, and capacity to repay. For over a decade, the Company has relied upon a proprietary credit scoring system in its underwriting process. Prior to each Sales Appointment, the retail branch loan officer or branch manager will run a credit report for each applicant and determine the applicant's overall credit score. All accounts on an applicant's credit report, including mortgage loans, are reviewed and assigned a value derived from the performance of the account. Based upon credit scores, an applicant is preliminarily designated as an "A", "B", "C" or "D" risk. This designation is reviewed by the Company's centralized quality control department before final underwriting.

     The typical retail branch office consists of a branch manager, one or two loan officers, one or two appraisers and one or two loan processors.
The Company generally recruits and hires its loan officers in the location of the branch office. The Company focuses on candidates with professional sales experience for loan officer positions. Loan officer and branch manager candidates are required to successfully complete four weeks of sales and technical underwriting training to learn the Company's sales presentation and lending procedures prior to their placement in a retail branch office. Existing retail branch office sales personnel return to corporate headquarters quarterly for continuing sales training.

     Loan officers and branch managers are rated and compensated based on the amount of loans funded. The Company strives to develop its loan officers and to promote the most qualified loan officers to branch managers. The Company monitors the performance of its loan officers and branch managers on a weekly and monthly basis.

Repeat Business and Preservation of Loan Portfolio

     A significant number of the Company's borrowers are repeat customers of the Company. Once a loan is funded, the Company maintains a relationship with its borrowers to ensure borrower satisfaction and to respond to any future borrowing needs.

     Many competitors in the Company's markets obtain publicly available information with respect to the Company's borrowers and solicit such borrowers for additional borrowing or refinancing. The Company's portfolio refinancing programs have allowed it to retain a significant number of borrowers who might otherwise have obtained additional borrowings or refinanced their existing mortgages with the Company's competitors.

Loan Origination and Acquisition Through Brokers and Lenders

     The Company has historically augmented its loan production by purchasing loans from other affiliated, unaffiliated and related party brokers and lenders. The Company has entered into mortgage loan purchase agreements with each originator which require specified minimum levels of experience in origination of non-conventional mortgage loans and provide representations, warranties and buy-back provisions which are not less restrictive than representations and warranties required of the Company for the securitization of its own loan originations.

Underwriting

     The Company views its underwriting process as beginning with the marketing of its products and services. The Company has designed its marketing programs to screen out those homeowners and subject properties that do not meet the Company's underwriting guidelines. As an integral part of its marketing process, the Company trains its telemarketing representatives, appraisers and loan officers to evaluate each subject property in light of the Company's underwriting guidelines.

     The main underwriting and quality control functions are centralized at the Company's headquarters. The most significant of the Company's underwriting functions are performed by senior management. The Company maintains a quality control department and a loan committee. Each loan application file is reviewed by the Company's loan committee. The loan committee works in conjunction with the quality control department to provide a final review of the underwriting and terms of a potential loan. The Company strives to process each loan application received from its retail branch office network as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive decisions within three days of receipt and are funded within 15 days of approval.

     Each retail branch office submits executed initial applications to the quality control department. The quality control department reviews, in its entirety, every loan file forwarded by retail branch offices and wholesale originators. Loan files are reviewed for completeness, accuracy, and compliance with the Company's underwriting criteria and applicable governmental regulations. Based on their initial review, quality control personnel inform retail branch office personnel of any additional requirements that must be fulfilled to complete the loan file, such as additional proof of income.

     After a full review by the quality control department, each initial loan application file is forwarded to the loan committee for approval. These documents are again subjected to a full review. Loans that clearly conform to the Company's underwriting guidelines are approved at the first level. Other loans which present more complicated underwriting issues are reviewed by senior underwriting personnel.

     The decision of the loan committee to approve a loan is based upon a number of factors, including the appraised value of the property, the applicant's creditworthiness and the Company's perceptions of the applicant's ability to repay the loan. With respect to the value of the collateral, loans secured by first mortgages are generally limited to a maximum 75% combined loan-to-value ratio; however, the Company will originate loans with a combined loan-to-value ratio of up to 85% for loans expected to be sold on a whole loan basis. Loans secured by second mortgages are limited to a maximum 70% combined loan-to-value ratio. The Company has established classifications with respect to the credit profiles of loans and subject properties based on certain of the applicant's characteristics. Each loan application is placed into one of the Company's four ratings ("A" through "D", with subratings within those categories), depending upon the following three primary factors: (i) an applicant's credit score under the Company's proprietary credit scoring system which uses information obtained from national credit bureau reports, (ii) combined loan-to-value ratios and (iii) debt-to-income ratios. Terms of loans made by the Company vary depending upon the classification of the application. Applications with lower classifications generally are subject to higher interest rates. A loan application must meet the following minimums with respect to each of the three primary factors to be included in the applicable ratings shown below:

                                         "A"      "B"        "C"      "D"
                                      --------  --------  --------  --------
Borrower credit score                  100-87    86-64      63-36     35-0
Maximum combined loan-to-value ratio     75%       73%       72%       65%
Maximum debt-to-income ratio             40%       49%       59%       60%

     In addition to the above criteria, the Company requires higher interest rates on loans with certain risk factors. These factors include an unsubstantiated employment history, a recent foreclosure proceeding, a number of recent delinquent payments on an existing mortgage, a recent bankruptcy filing, the presence of a senior mortgage or zoning restrictions on the subject property or a combined loan-to-value ratio in excess of 71%.

     During the past three years, the Company's mix of loans by risk classification has not changed significantly. The following table reflects the risk classifications of the Company's loan originations and purchases for the year ended December 31, 1996:

                                                               Initial
                                                               Weighted
                                                    % of       Average
               Loan Classification      Amount      Total       Coupon
-----------------------------------   ---------   --------   -----------
                                          (Dollars in thousands)
"A" Risk...........................    $167,991       52%         9.0%
"B" Risk...........................      77,753       24          9.6
"C" Risk...........................      52,661       16         10.4
"D" Risk...........................      26,083        8         11.4
                                      ---------   --------
Total..............................    $324,488      100%         9.6
                                      =========   ========

Loan Originations and Purchases

     The following table highlights selected information relating to the origination and purchase of loans by the Company for the years ended December 31:

                                           1996         1995         1994
                                        ----------   ----------   ----------
Type of property securing loan:
     Single Family.......................  95.1%        95.0%        92.4%
     Multi Family........................   3.3          2.7          5.4
     Planned Unit Development and other..   1.6          2.3          2.2
                                        ----------   ----------   ----------
                                          100.0%       100.0%       100.0%
                                        ==========   ==========   ==========

Type of mortgage securing loan:
First Mortgage...........................  99.3%        94.5%        95.4%
Second Mortgage..........................   0.7          5.4          4.4
Third Mortgage...........................                0.1          0.2
                                        ----------   ----------   ----------
                                          100.0%       100.0%       100.0%
                                        ==========   ==========   ==========

Weighted average interest rate...........   9.6%        10.3%         8.7%
Weighted average initial combined
     loan-to-value ratio (1).............  62.2         59.4         56.2

     (1) The combined loan-to-value ratio of a loan secured by a senior mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The combined loan-to-value ratio of a loan secured by any junior mortgage is determined by taking the sum of the loan secured by such mortgage and any senior mortgages and dividing the total by the appraised value of the mortgaged property at origination.

Loan Sales

      Securitization

     In a securitization, the Company sells a pool of loans to a REMIC trust in exchange for a residual interest and regular interests. The Company retains the residual interest and immediately sells the regular interests. The proceeds are used to repay borrowings under the warehouse financing facilities. The holders of the regular interests are entitled to receive scheduled principal collected on the pool of securitized loans and interest at the pass-through interest rate on the certificate balance. As holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third party credit enhancement fees,
(iv) servicing fees and (v) loan losses. The Company's right to receive these excess cash flows begins after certain overcollateralization requirements, which are specific to each securitization, have been met.

     To increase the profitability from the sale of securitized loans, the Company arranges for credit enhancement to achieve an improved credit rating on the regular interests issued. This credit enhancement generally takes the form of an insurance policy, issued by a monoline insurance company, ensuring the holders of the regular interests of timely payment of the pass-through and principal interest. In addition, the pooling and servicing agreements that govern the distribution of cash flows from the loan pool included in the REMIC trusts typically require overcollateralization as an additional means of credit enhancement. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated loan losses. Overcollateralization requirements may include an initial deposit, the sale of loans at less than par, or retention in the REMIC trust of collections from the pool until a specified overcollateralization amount has been attained. This retention of excess cash flow creates a faster amortization of the scheduled balance of the regular interests than the amortization of the principal balance of the securitized loan pool. Losses resulting from defaults by borrowers on a payment of principal or interest on the loans in the securitized pool will reduce the overcollateralization to the extent that funds are available and may result in a reduction in the value of the residual interests held by the Company. If payment defaults exceed the amount of overcollateralization and excess cash flows, the insurance policy will pay any further losses experienced by holders of the regular interests in the related REMIC trust.

     Generally, the Company sells loans at face value to a REMIC trust, except for when it sells loans at less than par for overcollateralization purposes. Loans are sold without recourse except for certain representations and warranties provided by the Company. Under the terms of the pooling and servicing agreements the Company may be required either to repurchase or to replace loans that do not conform to such representations and warranties. To date, the Company has not been required to substitute or repurchase any such loans.

     The Company retains the right to service loans it securitizes. In addition to management servicing fees, the Company also receives prepayment and other ancillary servicing fees on securitized loans.

Whole Loan Sales

     Certain loans originated or purchased by the Company are not chosen for inclusion in a REMIC trust. These loans may include loans with higher combined loan-to-value ratios and/or loans that have increased credit risk. The Company will originate these loans to earn the origination fees and will then sell such loans to wholesale purchasers on a servicing released basis to avoid credit risks related to such loans. The Company anticipates that it will continue to sell certain loans on a whole loan basis.

     Prior to 1992, the Company sold its loan origination volume to private investors. Since the Company's utilization of securitizations in 1992, its use of loan sales to private investors has declined. The Company has retained the rights to service loans it has sold to private investors.

Interest Rate Risk Management

     The Company's profitability is in part determined by the difference, or "spread", between the effective rate of interest receivable on the loans originated or purchased by the Company and the pass-through interest rates payable to regular interests issued in securitizations. After a loan is originated or purchased and while it is held pending sale or securitization, the spread can be adversely affected by increases in the interest rate demanded by purchasers or investors in the Company's securitizations. Whole loan sales by the Company are generally to other companies with a higher tolerance for credit risk who purchase loans from the Company to augment their own securitization volume.

     The Company has implemented a hedging program designed to provide a level of protection against the impact of rapid changes in interest rates on the value of fixed rate loans from the time the Company commits to fund or purchase such loans to the date of their securitization or sale. The Company does not hedge the interest rate risk associated with holding adjustable rate mortgages pending their securitization or sale due to the decreased significance of such risk as the pass-through rates for regular interests related to the Company's adjustable rate mortgage pools are also adjustable.

     The Company's hedging program was initiated in 1994. During 1996, 1995 and 1994, hedging transactions were limited to selling short United States Treasury securities and prefunding loan originations in its securitizations. United States Treasury securities are utilized by the Company due to the liquidity of the market for such securities and the high degree of correlation between such securities and the pass-through interest rates for regular interests in the Company's fixed rate mortgage pools. Prefunding allows the Company to fix the relationship between the interest rates charged on the loans and the pass-through rates for the regular interests by permitting the Company to deliver loans to a REMIC trust after the date of its closing.

     The Company may utilize various financial instruments in its hedging activities. The nature and quantity of hedging transactions are determined by the Company's management based on various factors, including market conditions and the expected volume of mortgage loan originations and purchases. To decrease market risk, only highly liquid instruments are utilized in the Company's hedging activities. By their nature, however, all such instruments involve risks, and the maximum potential loss may exceed the value at which such instruments are carried. As is customary for these types of instruments, the Company does not require collateral or other security from counterparties to these instruments. The Company manages its credit exposure to counterparties through credit approvals, credit limits and other monitoring procedures.

Servicing

     The Company retains the right to service the loans it originates and purchases (other than loans sold to wholesale purchasers). Loan servicing includes collecting payments from borrowers, remitting payments to investors who have purchased loans, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. The Company's servicing portfolio includes 8,895 loans with an outstanding balance of $641.2 million as of December 31, 1996. The Company receives management servicing fees ranging from 0.5% to 2.5% per annum for fixed rate loans and 0.5% to 1.0% per annum for adjustable rate loans, based upon the outstanding balance of loans in REMIC trusts. The Company currently services only Company originated or purchased loans.

     The Company has installed a sophisticated computer-based loan servicing system that it believes enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans, provides the Company with, among other things, payment-processing, cashiering, collection and reporting functions.

     The Company believes its aggressive collection practices contribute to the relatively low delinquency and loss rates on its servicing portfolio. The following table illustrates the timeline of the Company's collection practices, assuming (i) the loan is originated in California and (ii) a ten day grace period applies by contract or under applicable law:

                   Time                               Event
-------------------------------------  -----------------------------------
1st day of the month.................  Borrower loan payment due.

11th day of the month................  Payment not received is late.

12th day of the month................  Notice of past due payment mailed to borrower.

20th day of the month................  Foreclosure notice mailed to borrower.

26th day of the month................  Final notice mailed to borrower.

42 days after due date...............  File forwarded to foreclosure department which records notice of
                                       default after the 45th day of
                                       delinquency.

After notice of default or similar
   notice is recorded................  Borrower informed of status and the
                                       Company's reinstatement period
                                       dates.

During the reinstatement period......  Pre-foreclosure property valuation performed.

End of the reinstatement period......  Notice of trustee's sale recorded and trustee's sale date scheduled.
                                       Property sold to a third party or
                                       acquired on behalf of the Company
                                       or a REMIC trust.

     The borrower is contacted by telephone prior to recording the notice of default to inform the borrower of the situation. If the borrower does not bring the loan current within the reinstatement period, a notice of sale is published and a trustee's sale date is scheduled. During this period of time, the Company performs a pre-foreclosure valuation of the property to determine whether changes in the value of the property have occurred since the date of origination. If the loan is not reinstated, the property is either sold to a third party at the trustee's sale or acquired on behalf of the Company. The Company forecloses as quickly as state regulations allow. The Company contracts on a nationwide basis with several independent foreclosure service companies to facilitate the foreclosure process for properties located outside California. For delinquent loans originated within California, the Company performs foreclosure procedures internally. Properties acquired by the Company are managed with the objective of immediate sale.

     In other states, the Company's collection procedures described above may occur sooner or later depending upon state specific foreclosure regulations.

     The Company's loan servicing software also allows the Company to track and maintain hazard insurance information. Periodic expiration reports list all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that the Company will obtain force placed insurance at the borrower's expense. Additionally, the Company maintains a blanket insurance policy that provides fire insurance coverage for the Company in the event that the Company fails to obtain force placed insurance in a timely manner upon expiration of the homeowner's policy.

     Regulation and practices in the United States regarding the liquidation of properties (i.e. foreclosure) and the rights of the mortgagor in default vary greatly from state to state. Loans originated by the Company are secured by mortgages, deeds of trust, trust deeds, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action and/or non-judicial sale, and is subject to various notice and filing requirements. If foreclosure is effected by judicial action, the foreclosure proceedings may take several months.

     In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period.

     There are a number of restrictions that may limit the Company's ability to foreclose on a property. A lender may not foreclose on the property securing a junior mortgage loan unless it forecloses subject to each senior mortgage. Moreover, if a borrower has filed for bankruptcy protection, a lender may be stayed from exercising its foreclosure rights. Also, certain states provide a homestead exemption that may restrict the ability of a lender to foreclose on residential property. In such states, the Company requires the borrower to waive his or her right of homestead. Such waivers of homestead rights may not be enforceable in certain states.

     Although foreclosure sales are typically public sales, frequently no third party purchaser bids in excess of the amount of the lender's lien. Such a lack of bidding is due to several factors, including the difficulty of determining the status of title to the property, the possible deterioration of the property during foreclosure proceedings and the requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the foreclosing lender often purchases the property from the trustee and subsequently re-markets the property. Depending upon market conditions, the proceeds of the subsequent resale by the Company may not be adequate to cover the investment in the loan.

Current Markets and Expansion Plans

Current Markets

     The Company originates loans through 23 retail branch offices in 13 states in the United States and one retail branch office in the United Kingdom. The Company believes that originating loans through an extensive retail branch office network represents the most profitable loan origination strategy due to the significant level of loan origination fees earned by the Company. Additionally, such a strategy allows the Company to maintain its underwriting quality standards when compared to competitors using independent mortgage brokers.

     Although the Company is licensed to originate loans in 13 states and the United Kingdom, its business has historically been concentrated in California. While this concentration has declined, California remains a significant part of the Company's business and contributed 37.9% of the Company's total loan originations and purchases for 1996. Expansion outside California began in late 1994. The number of retail branch offices within California has declined from a historical high of 11 in 1992 to seven as of February 28, 1997.

     The following table shows the geographic distribution of the Company's loan originations and purchases for the years ended December 31:

                                          1996        1995         1994
                                       ----------   ---------   ----------
United States
  California......................        37.9%       43.0%        94.3%
  Illinois........................        14.2        14.1
  Washington......................        10.9        14.9          3.4
  Florida.........................         6.7         8.1          0.1
  Oregon..........................         5.6         5.9          0.2
  Colorado........................         4.2         6.7          0.4
  Pennsylvania....................         3.9
  Utah............................         3.0         2.5
  New Jersey......................         3.0
  Others states...................         9.7         4.8          1.6
United Kingdom....................         0.9
                                       ----------   ---------   ----------
  Total...........................       100.0%      100.0%       100.0%
                                       ==========  ==========   ==========

Nationwide and International Geographic Expansion

     The Company intends to continue to expand its existing retail branch office network in the United States and in the United Kingdom. The Company currently plans to open at least four new retail branch offices per year. The Company's expansion strategy involves (i) identifying areas with demographic statistics comparable to existing markets in which the Company has been successful in originating loans, (ii) understanding each new market's regulatory requirements and tailoring the Company's loan programs and practices to comply with such requirements and (iii) identifying and training branch managers and loan officers for each new retail branch office.

     The Company believes that its products and services are best suited for those housing markets with home values near the nation's averages. After identifying a potential new market, the Company contracts with regional or national companies to gather publicly available information with respect to that market and to integrate such information with the Company's proprietary marketing methodology. The Company produces a list of Targeted Homeowners that the Company believes, based on its historic customer profile, are likely to utilize the Company's products and services and satisfy the Company's underwriting guidelines than the average homeowner. The Company then focuses its marketing efforts in the new market on the Targeted Homeowners.

     The Company has generally entered into short term leases for its retail branch offices. Additionally, the Company generally recruits and hires the personnel required to staff retail branch offices from the area near the new market. Branch managers of new retail branch offices are generally branch managers of existing retail branch offices or loan officers promoted from existing retail branch offices.

Competition

     As a consumer finance company, the Company continues to face intense competition. Traditional competitors in the financial services business include other mortgage banking companies, mortgage brokers, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales owing to increased competition.

     The Company believes that it is able to compete on the basis of providing prompt and responsive service, consistent underwriting and competitive loan programs to borrowers whose needs are not met by conventional lending institutions.

Regulation

     The Company's business is subject to extensive regulation at both the Federal and state level. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

     Truth in Lending. The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three day right to cancel certain credit transactions including loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects. If the Company were found not to be in compliance with TILA, aggrieved borrowers could have the right to rescind their loans and to demand, among other things, the return of finance charges and fees paid to the Company.

     In September 1994, the Riegle Act was enacted. Among other things, the Riegle Act makes certain amendments to TILA (the "TILA Amendments"). The TILA Amendments generally apply to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling), with (i) total loan origination fees and other fees upon origination in excess of the greater of eight percent of the total loan amount or a certain dollar amount (currently $400) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. Treasury securities ("Covered Loans"). The Company estimates that substantially all of the loans currently originated or purchased by the Company are Covered Loans.

     The TILA Amendments impose additional disclosure requirements on lenders originating Covered Loans and prohibits lenders from engaging in a pattern or practice of originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company will, consistent with its practices with respect to all loans, apply to all Covered Loans underwriting criteria that take into consideration the borrower's ability to repay.

     The TILA Amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a monthly debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender or an affiliate of such lender. The Company reported $4.0 million, $3.2 million and $3.1 million in prepayment fee revenue in fiscal year 1996, 1995 and 1994, respectively. The Company will continue to collect prepayment fees on loans originated prior to the October 1995 effectiveness of the TILA Amendments and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Compliance with the TILA Amendments may cause the level of prepayment fee revenue to decline in future years. The TILA Amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

     Other Lending Laws. The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on certain prohibited bases, including race, color, religion, national origin, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. In addition, the Company is subject to the Fair Housing Act and regulations thereunder, which broadly prohibit certain discriminatory practices in connection with the Company's business. The Company is also subject to the Real Estate Settlement Procedures Act of 1974, as amended.

     In addition, the Company is subject to various other Federal and state laws, rules and regulations governing among other things, the licensing of, and procedures that must be followed by, mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with such laws, as well as with the laws described above, may result in civil and criminal liability.

     Insurance Regulatory Laws. As a condition to funding its loans, the Company requires each borrower to obtain and maintain a policy of insurance providing coverage, at an amount equal to the greater of the replacement cost or loan amount, for improvements on any real property securing the borrower's loan. If the borrower fails to provide such coverage prior to closing of the borrower's loan or if the borrower's coverage is subsequently canceled or not renewed at any time during the loan period and the borrower fails to obtain new coverage, the Company will provide coverage on the borrower's behalf under policies insuring the Company's interest in the collateral. Such practice is commonly referred to as "forced placement" of insurance. The Company receives a fee in connection with its placement of such insurance in California, which activity is not required to be licensed.

     Insurance which is force placed is subject to regulation under TILA, the National Flood Insurance Act, and state insurance regulatory and lender statutes. Such laws and regulations generally impose disclosure and notice requirements which must be satisfied prior to forced placement of coverage, limitations on the amount of coverage that a lender may obtain to protect its interest in the collateral, and restrictions on fees and charges that the Company may assess in connection with such insurance.

     In addition, in California only, the Company provides insurance agency services with respect to credit life insurance and credit disability insurance. The Company's sale of these insurance products in California is subject to statutes and regulations applicable to insurance producers.

     Failure to comply with any of the foregoing federal and state laws and regulations could result in the imposition of civil penalties on the Company, class action lawsuits and administrative enforcement actions.

     United Kingdom Regulations. The Company's mortgage business in the United Kingdom is subject to regulations promulgated under the United
Kingdom Consumer Credit Act of 1974 (the "CCA") with respect to loans made to individuals or partnerships with principal balances of 15,000 UK pounds or less. Loans with principal balances in excess of 15,000 UK pounds are not currently regulated within the United Kingdom. The CCA and regulations promulgated thereunder, among other things, impose licensing obligations on the Company's United Kingdom subsidiaries, set down certain requirements relating to the form, content, legibility, execution and delivery of loan documents, restrict communication with the borrower prior to completion of a transaction, require information and notice of enforcement to be given to the borrower, require rebates to the borrower on early settlement and create a cause of action for "extortionate credit bargains". A license is required to service loans in the United Kingdom irrespective of the size of the loan. Failure to comply with the requirements of these rules and regulations can result in the revocation or suspension of the license to do business and render the mortgage unenforceable in the absence of a court order.

     The Company's operations in the United Kingdom involve loans with principal balances in excess of 15,000 UK pounds and are therefore largely unregulated.

Environmental Matters

     To date, the Company has not been required to perform any investigation or clean up activities, nor has it been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

     In the course of its business, the Company, generally on behalf of the REMIC trusts, has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.

Employees

     As of February 28, 1997, the Company had a total of 404 employees. The Company has 235 employees working at its corporate headquarters. None of the Company employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.  Properties.

     The Company leases its corporate headquarters, which are located at 17305 Von Karman Avenue, Irvine, California, 92614-6203, from a partnership beneficially owned by its principal stockholder. The Company also leases space for all of its retail branch offices, its mail processing center in Orange, California and a telemarketing office in Placentia, California. The Company believes its facilities are both suitable and adequate for the current business activities conducted at its corporate headquarters and at its existing retail branch offices.

Item 3.  Legal Proceedings.

     The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

     In July 1996, the Company's Class A Common Stock began trading under the symbol FACO on the NASDAQ National Market. The following table sets forth the range of high and low closing sale prices of the Company's Class A Common Stock for the periods indicated:

                                         High             Low
                                     ----------       ----------
1996
    Third Quarter                    $   25.25        $   18.63
    Fourth Quarter                   $   30.50        $   22.00

     No dividends were declared during the period covered by the above table. The Company does not anticipate declaring dividends in the near future. However, the Board of Directors of the Company reviews the Company's dividend policy at least annually in light of earnings, cash position and capital needs of the Company, general business conditions and other relevant factors.

     On February 28, 1997, the Company had approximately 7 stockholders of record of its Class A Common Stock. The Company believes its Class A Common Stock is beneficially held by more than 2,200 stockholders.


Item 6.  Selected Financial Data

                                    FIRST ALLIANCE CORPORATION
                                SELECTED CONSOLIDATED FINANCIAL DATA

                                            1996 (5)     1995       1994 (3)    1993 (3)      1992
                                          ----------  ----------  ----------  ----------  ----------
                                                            (Dollars in thousands)
Statement of Income Data:
  Gain (loss) on sale of loans.......     $  10,965   $   8,982   $  (1,547)  $   2,056   $   1,731
  Origination fees and other.........        37,206      26,484      29,449      20,433      18,275
  Servicing and other fees revenue...         8,854       8,614       9,106       8,989       7,145
  Interest revenue...................        13,562      14,624       8,650       4,452       2,285
  Total revenue......................        70,871      58,880      45,802      35,950      29,468
  Interest expense...................         2,655       4,167       3,744       2,106         871
  Noninterest expense (4)............        29,977      23,693      26,824      22,881      17,934
  Income before income tax provision.        38,239      31,020      15,234      10,963      10,663
  Net income.........................        32,139      30,542      14,871      10,741      10,395
  Net income per share...............          2.59        2.87        1.40        1.01        0.98
  Pro forma net income (1)...........        22,561      18,302       8,988       6,468       6,291
  Pro forma net income per share (1).          1.53        1.24        0.61        0.44        0.43
  Income before income tax provision
    as a % of revenue................         54.0%       52.7%       33.3%       30.5%       36.2%
  Dividends declared (2).............     $  60,080   $  12,205   $   7,341   $   5,853   $   3,987
Balance Sheet Data:
  Cash and cash equivalents..........     $  27,414   $   4,019   $   5,298   $   4,387   $   1,111
  Loans held for sale................        11,023      24,744      18,676      74,196      10,080
  Residual interests.................        29,253      19,705      11,645       6,879       2,792
  Total assets.......................        87,457      66,911      48,266      99,855      24,517
  Total borrowings...................           131      19,356      14,839      68,773         966
  Stockholders' equity...............        77,978      42,321      23,984      26,454      21,566
Other Data:
  Loan originations and purchases
    Retail branch originations.......     $ 274,813   $ 200,371   $ 151,338   $ 148,718   $  93,596
    Portfolio refinancing originations       16,994      16,195      70,501      47,189
    Wholesale purchases..............        32,681      24,078      91,826      84,034      13,622
                                          ----------  ----------  ----------  ----------  ----------
      Total..........................     $ 324,488   $ 240,644   $ 313,665   $ 279,941   $ 107,218
                                          ==========  ==========  ==========  ==========  ==========
  Average retail branch origination
    loan size........................     $      82   $      69   $      66   $      54   $      36
  Number of retail branches..........            23          17          13          11          11
  Weighted average interest rate
    on loan originations and purchases         9.6%       10.3%        8.7%        9.5%       13.6%
  Weighted average initial combined
    loan-to-value ratio:
      Retail branch and portfolio
        refinancing originations.....         61.7%       58.6%       54.4%       52.4%       46.6%
      Wholesale purchases............         67.3%       66.5%       60.5%       61.6%       61.4%
  Weighted average loan originations
    and processing fees as a % of gross
    retail branch loan originations.          14.8%       15.3%       15.6%       17.8%       22.2%
  Loan sales
    Securitizations..................     $ 267,661   $ 167,974   $ 350,331   $ 141,795   $  39,024
    Whole loan sales.................        71,864      65,251      22,857      70,554      69,298
                                          ----------  ----------  ----------  ----------  ----------
      Total..........................     $ 339,525   $ 233,225   $ 373,188   $ 212,349   $ 108,322
                                          ==========  ==========  ==========  ==========  ==========
  Servicing portfolio................     $ 641,191   $ 613,791   $ 555,685   $ 385,570   $ 240,221
  Total delinquencies as a % of the
    servicing portfolio..............          5.5%        5.8%        4.3%        4.0%        5.0%
  Real estate owned as a % of the
    servicing portfolio..............          0.6%        1.3%        0.6%        0.9%        0.6%
  Losses on real estate owned as a
    % of the average servicing portfolio
    during the period................         0.35%       0.03%       0.01%       0.02%       0.02%


(1)  Pro forma amounts reflect adjustments for Federal and state income taxes as if the Company had been taxed as a C corporation rather than as an S corporation.  Pro forma net income per share assumes that the total number of shares outstanding upon completion of the Company's initial public offering were outstanding in all prior periods.
(2)  Included in dividends in 1996 is $45.0 million of S distribution dividends made in anticipation
of the Company's initial public offering.   Historical dividends include dividends used by the
stockholder to pay income taxes on the Company's S corporation earnings and are not necessarily indicative of dividends expected to be declared in the future.
(3)  The Company typically securitizes or sells most of its loan origination and purchases within each year.  At the end of 1993, the Company had $74 million of loans held for sale resulting in increased assets and increased borrowings on the Company's warehouse financing facility.  These loans were sold in 1994 resulting in an increase in the ratio of loan sales to loan originations and purchases in 1994 as compared to other years.
(4)  During 1994 and 1993, the Company incurred legal expenses and settlement costs of $7 million and
$2 million, respectively, related to litigation initiated in December of 1989.
(5)  During 1996, the Company completed an initial public offering whereby 4,025,000 shares of Class
A Common Stock were issued and the Company changed its tax status from that of an S corporation to a
C corporation.  The Company received $63.1 million of net proceeds from the initial public offering, of which $45.0 million was used to pay off the S distribution notes.

                                                  15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

     The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of one office in the United Kingdom and 23 offices in the United States, seven of which are located in California, two of which are located in each of Florida, Illinois, New York and New Jersey and one of which is located in each of Oregon, Washington, Colorado, Utah, Arizona, Ohio, Georgia and Pennsylvania. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in the form of REMIC trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

     In July and August of 1996, FACO completed an initial public offering (the "Offering") whereby 4,025,000 shares of its Class A Common Stock were sold to the public. Concurrently, 10,750,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. The consolidated financial condition and results of operations of the Company for periods prior to the date of the reorganization substantially consist of those of FAMCO.

     Prior to 1992, the Company sold its loans to private investors on a servicing retained basis. Since that time, the Company has sold the majority of its loans in the secondary market primarily through securitization and recently, to a lesser extent, through whole loan sales in which the Company does not retain servicing rights. The Company's underwriting guidelines require threshold credit criteria and combined loan-to-value limits for loans sold through securitizations. Accordingly, the Company sells on a servicing released basis those loans which do not meet its risk criteria for securitization. The Company retains the right to service loans which it has securitized.

     The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

Certain Accounting Considerations

     As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans in the form of REMIC trusts whereby the loans are exchanged for regular and residual interests in the REMIC trusts. A significant portion of the Company's income is associated with securitization activity.

     Gains on servicing released whole loan sales equal the difference between the net proceeds to the Company from such sales and the loans' acquisition cost (for purchased loans) or net carrying value (for originated loans). The net carrying value of originated loans is equal to their principal balance less net deferred origination fees.

     Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. The allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the mortgage servicing rights retained with respect thereto based upon their relative fair values.

     The net proceeds of a securitization consist of the regular and residual interests received by the Company net of transaction costs. The regular interests are immediately sold for cash by the Company. As the holder of the residual interests, the Company is entitled to receive certain excess cash flows. These excess cash flows are calculated as the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through principal and interest to be paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees,
(iv) servicing fees and (v) loan losses. The Company's right to receive these excess cash flows begins after certain overcollaterization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

     The Company carries residual interests at fair value. As such, the carrying value of these securities is impacted by changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company determines the fair value of the residual interests utilizing prepayment, credit loss and other assumptions appropriate for each particular securitization consistent with those an unrelated third party would utilize to value such securities. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.
Prepayments are expressed through a market convention known as an annual constant prepayment rate ("CPR"). In its past securitizations, the Company has experienced a CPR on the securitized loans ranging from 9.6% to 48.4%. Non-conventional mortgage loans, and the Company's loans, historically prepay at a faster rate than conventional mortgage loans. At origination, the Company utilized prepayment assumptions ranging from 25.0% to 40.0%, estimated loss factor assumptions of 0.5% and weighted average discount rates of 18.0%, 18.0% and 23.6% for the years ended December 31, 1996, 1995, and 1994, respectively, to value residual interests. Based upon the historical performance of its loans, the Company expects its securitized pools to have average lives of three to five years. As of December 31, 1996, the Company's investments in residual interests totaled $29.3 million.

     To determine the fair value of mortgage servicing rights, the Company computes the present value of projected net cash flows expected to be received over the life of the loans. Such projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. The Company, which generally makes loans to credit impaired borrowers, has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating impairment. As of December 31, 1996, mortgage servicing rights totaled $6.0 million.

     The three primary components of the Company's revenue are loan origination and sale, loan servicing and other fees and interest income.

     Loan origination and sale revenue consists of gain on sale of loans and the recognition of net deferred origination fees. A significant portion of loan origination and sale revenue is the recognition upon sale of net deferred origination fees, which equaled $36.9 million, or 77% of loan origination and sale revenue during 1996.

     Loan servicing and other fee income represents management servicing fees and other ancillary fees received for servicing loans. Mortgage servicing rights are amortized against loan servicing and other fee revenue over the period of estimated net future servicing fee income.

     Interest income is comprised of two primary components: (i) interest on loans held for sale during the warehousing period and (ii) the effective yield on residual interests. The Company recognizes interest income from residual interests on a level yield basis over the expected lives of the securitized loans. At the end of each quarter, the Company computes an effective yield based on each residual interest's then-current estimate of future cash flows. This effective yield is used to accrue interest income in the subsequent quarter.

Loan Origination and Purchases
                                      For the Year Ended December 31,
                                      --------------------------------
                                         1996        1995        1994
                                      ----------  ----------  ----------
                                           (Dollars in thousands)
Loan originations and purchases:
  Retail branch originations.......   $ 274,813   $ 200,371   $ 151,338
  Portfolio refinancing
    originations (1)...............      16,994      16,195      70,501
  Wholesale purchases..............      32,681      24,078      91,826
                                      ----------  ----------  ----------
     Total originations and
        purchases..................   $ 324,488   $ 240,644   $ 313,665
                                      ==========  ==========  ==========
Number of retail branches as of
 the end of the period:
  United States:
    California.....................           7           7          11
    Other States...................          15          10           2
  United Kingdom...................           1
                                      ----------  ----------  ----------
      Total........................          23          17          13
                                      ==========  ==========  ==========

Weighted average initial interest rate     9.6%       10.3%        8.7%
Weighted average initial combined
 loan-to-value ratio:
  Retail branch and portfolio
    refinancing originations.......       61.7%       58.6%       54.4%
  Wholesale purchases..............       67.3%       66.5%       60.5%
Average retail branch origination
  loan size........................   $     82   $      69   $      66
Weighted average loan origination
  and processing fees as a percent
  of gross loans originated:
  Retail branch originations.......       14.8%       15.3%       15.6%
  Portfolio refinancing originations (1)   5.0%       13.0%        7.5%
  Combined.........................       14.2%       15.1%       13.0%

     (1) Portfolio refinancing originations consist primarily of loans originated by the Company's centralized marketing and sales efforts. Such efforts focus on preserving the Company's existing portfolio through refinancing loans to borrowers who have inquired about prepaying their existing loans. Loan origination fees on portfolio refinancing originations are less than fees for retail branch originations as customary fees are waived or reduced as an incentive to refinance with the Company.

     Originations and purchases increased 35% in 1996 to $324 million from $241 million in 1995, which in turn was a decrease of 23% from $314 million in 1994. Retail branch originations increased 37% and 32% in 1996 and 1995, respectively, as compared to the corresponding prior year amounts. The increase in retail branch originations is primarily the result of new retail branch offices opened in 1996 and 1995. The decrease in originations and purchases in 1995 was due to decreases in portfolio refinancing originations, resulting from changes in the Company's portfolio refinancing programs, and decreases in wholesale purchases, resulting from the curtailment of certain loan purchase programs.

Loan Sales
                                      For the Year Ended December 31,
                                      --------------------------------
                                         1996        1995        1994
                                      ----------  ----------  ----------
                                           (Dollars in thousands)
Securitizations....................   $ 267,661   $ 167,974   $ 350,331
Whole loan sales...................      71,864      65,251      22,857
                                      ----------  ----------  ----------
   Total...........................   $ 339,525   $ 233,225   $ 373,188
                                      ==========  ==========  ==========

     Loan sales, including securitizations of loans, increased 46% in 1996 to $340 million from $233 million in 1995, which had decreased 38% from $373 million in 1994. The increase in 1996 is due primarily to the increase in retail branch originations in 1996. The decrease in 1995 was primarily due to decreased portfolio refinancing originations and wholesale loan purchases in 1995 as well as the timing of loan sales in 1994 and 1993, offset by the increase in retail branch originations.

Composition of Revenue and Expense

     The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the years ended December 31:

                                             1996         1995        1994
                                          ----------  ----------  ----------
REVENUE:
  Loan origination and sale:
    Gain (loss) on sale of loans.......       15.5 %      15.3 %      (3.4)%
    Net loan origination and other fees       52.5        45.0        64.3
  Loan servicing and other fees........       12.5        14.6        19.9
  Interest.............................       19.1        24.8        18.9
  Other................................        0.4         0.3         0.3
                                          ----------  ----------  ----------
      Total revenue....................      100.0       100.0       100.0
                                          ==========  ==========  ==========
EXPENSE:
  Compensation and benefits............       21.9        17.7        20.9
  Professional services................        1.8         1.3         3.3
  Advertising..........................        5.9         7.4         7.2
  Subservicing and other fees..........        1.0         2.1         2.2
  Rent.................................        2.2         2.2         2.1
  Supplies.............................        2.2         2.1         1.8
  Depreciation and amortization........        1.2         1.5         1.1
  Interest.............................        3.7         7.1         8.2
  Legal................................        1.3         2.5        15.6
  Travel, relocation and training......        1.6         1.3         0.8
  Other................................        3.2         2.1         3.5
                                          ----------  ----------  ----------
      Total expense....................       46.0        47.3        66.7
                                          ----------  ----------  ----------
Income before income tax provision.....       54.0        52.7        33.3
Income tax provision...................        8.7         0.8         0.8
                                          ----------  ----------  ----------
Net income.............................       45.3 %      51.9 %      32.5 %
                                          ==========  ==========  ==========

Results of Operations for the Three Years Ended December 31, 1996

Revenue

     The following table sets forth the components of the Company's revenue for the years ended December 31:

                                            1996        1995        1994
                                         ----------  ----------  ----------
                                              (Dollars in thousands)
Loan origination and sale:
  Gain (loss) on sale of loans (1).....  $  10,965   $   8,982   $  (1,547)
  Net loan origination and other fees..     37,206      26,484      29,449
Loan servicing and other fees..........      8,854       8,614       9,106
Interest...............................     13,562      14,624       8,650
Other..................................        284         176         144
                                         ----------  ----------  ----------
    Total revenue......................  $  70,871   $  58,880   $  45,802
                                         ==========  ==========  ==========

(1) Excluding net loan origination and other fees

     The increases in total revenues in 1996 and 1995 of 20% and 29%, respectively, from the prior year amounts were primarily due to increased loan origination and sale revenue and, in 1995, increased interest income from residual interests.

     Loan origination and sale revenue increased 36% in 1996 to $48.2 million from $35.5 million in 1995, which increased 27% from $27.9 million in 1994.

     The 22% increase in gain (loss) on sale of loans in 1996 as compared to 1995 was due to the increased volume of loans sold offset by lower premiums realized on loan sales. The weighted average gain on sales of loans as a percentage of loan principal balances decreased to 3.2% in 1996 from 3.9% in 1995. This decrease was primarily due to decreased weighted average initial gross spreads (the difference between the initial weighted average interest rates for the loans included in the securitizations and the initial weighted average pass-through interest rates paid to holders of the regular interests in the securitizations) in residual interests originated in securitizations which decreased to 2.9% in 1996 from 3.8% in 1995. Gross spreads decreased due to increasing interest rates during the first half of 1996 as compared to decreasing interest rates during the first nine months of 1995. These decreased gross spreads were offset by the results of the Company's hedging activities which had realized gains of $0.4 million in 1996 as compared to realized losses of $0.3 million in 1995. Since April 1996, the Company has continuously hedged fixed rate loans held for sale and commitments to fund fixed rate loans.

     Gain (loss) on sales of loans increased to a gain of $9.0 million in 1995 from a loss of $1.5 million in 1994. This increase was due primarily to increased premiums on loan sales. The weighted average gain (loss) on sales of loans as a percentage of loan principal balances increased to a weighted average gain on sale of loans of 3.9% in 1995 from a weighted average loss on sale of loans in 1994 of 0.4%. Such increase was primarily the combined result of (i) gross spreads in residual interests originated in securitizations which increased to 3.8% in 1995 from 2.4% in 1994 primarily as a result of decreasing interest rates during 1995 as compared to increasing interest rates during 1994; (ii) decreased levels of required initial overcollateralization, which decreased from $2.8 million, or .81% of the related regular interests balances, in 1994 to $0.1 million, or .04% of the related regular interests balances, in 1995; and (iii) recognition of $3.9 million of capitalized mortgage servicing rights originated during 1995 due to the adoption of SFAS No. 122 in 1995 (accordingly no such assets were recognized in 1994). These increases were offset by the results of the Company's hedging activities which had realized losses of $0.3 million in 1995 as compared to realized gains of $0.8 million in 1994.

     Net loan origination and other fees increased 40% to $37.2 million in 1996 from $26.5 million in 1995 due primarily to increased loan sales. The 10% decrease in net loan origination and other fees in 1995 from $29.4 million in 1994 was primarily due to a corresponding decrease in sales of loans originated by the Company's retail branch offices.

     Loan servicing and other fees as a percentage of the average servicing portfolio were 1.4%, 1.5% and 1.9% in 1996, 1995 and 1994, respectively.
The decrease in 1995 as compared to 1994 was due primarily to a decrease in the weighted average servicing rate earned on the Company's servicing portfolio which decreased to 0.8% in 1995 from 1.1% in 1994 as a result of a decrease in the proportion of private investor loans to total loans serviced. The Company earns higher servicing rates on loans sold to private investors than on loans securitized. Loans sold to private investors as a percentage of the average servicing portfolio decreased to 13% in 1995 from 25% in 1994, resulting in a decrease in the weighted average servicing rate.

     Interest income decreased $1.0 million, or 7%, in 1996 as compared to 1995. Interest income from loans held for sale and loans receivable held for investment decreased $3.8 million due primarily to a decrease in the average balance of loans outstanding. This was the result of a decrease in the average holding period of loans held for sale as the Company completed securitizations in each quarter of 1996, as compared to two securitizations in 1995, and the paydown of loans receivable held for investment. Interest income from residual interests increased $2.5 million due primarily to an increase in the average balance of residual interests, which increased to $23.3 million in 1996 from $15.2 million in 1995.

     Interest income increased $6.0 million, or 69%, in 1995 as compared to 1994. Interest income from residual interests increased $4.0 million due to the combined effect of an increase in the average balance of residual interests, which increased to $15.2 million in 1995 from $10.3 million in 1994, and an increase in the weighted average effective yield on residual interests. The increase in the weighted average effective yield in residual interests is due primarily to the favorable performance of the residual interests originated in 1994 as compared to assumptions used in computing their fair value at origination. Interest income from loans held for sale increased $0.9 million in 1995 due to an increase in the weighted average interest rate on loans originated and purchased which increased to approximately 10.3% in 1995 from 8.7% in 1994. Interest on loans receivable held for investment increased $1.0 million in 1995 due to an increase in the average balance of loans receivable held for investment.

Expense

     The following table sets forth the components of the Company's expenses for the years ended December 31:

                                            1996        1995        1994
                                         ----------  ----------  ----------
                                              (Dollars in thousands)
Compensation and benefits..............  $  15,488   $  10,416   $   9,559
Professional services..................      1,263         787       1,521
Advertising............................      4,191       4,345       3,316
Subservicing and other fees............        683       1,212       1,019
Rent...................................      1,530       1,278         974
Supplies...............................      1,575       1,214         831
Depreciation and amortization..........        838         907         514
Interest...............................      2,655       4,167       3,744
Legal..................................        917       1,491       7,162
Travel, relocation and training........      1,103         788         351
Other..................................      2,389       1,255       1,577
                                         ----------  ----------  ----------
Total expense..........................  $  32,632   $  27,860   $  30,568
                                         ==========  ==========  ==========

     Total expenses increased $4.8 million, or 17%, in 1996 as compared to 1995 due primarily to increases in compensation and benefits. Total expenses decreased $2.7 million to $27.9 million in 1995 from $30.6 million in 1994 due primarily to decreases in legal and professional services offset by increases in compensation and benefits and advertising.

     The increases in compensation and benefits in 1996 and 1995 of $5.1 million and $0.9 million, respectively, were due primarily to increases in personnel to support the Company's retail branch office expansion. In addition, in 1996, the Company reduced the use of outside telemarketing services and increased the number of employees in its internal telemarketing operations.

     The increase in professional services of $0.5 million in 1996 as compared to 1995 was due primarily to increased costs related to the recruitment of employees to support the Company's retail branch office expansion. As a result of the discontinuation of portfolio refinancing origination programs utilizing the services of outside consultants, professional services decreased $0.8 million in 1995 as compared to 1994.

     Advertising expense as a percentage of retail branch originations was 1.5% in 1996 and 2.2% in 1995 and 1994. The decrease in 1996 as compared to 1995 is due primarily to the reduction in the use of outside telemarketing services and the increase in the number of employees in the Company's internal telemarketing operations.

     Sub-servicing and other fees decreased 44%, or $0.5 million, in 1996 as compared to 1995 because the servicing of adjustable rate loans, previously sub-serviced by a third party, was transferred to the Company after the Company had installed a new loan servicing software system which enabled it to service such loans.

     Combined, rent and supplies increased 25% in 1996 as compared to 1995, and 38% in 1995 as compared to 1994, primarily as a result of the opening of new retail branch offices in 1996 and 1995. The number of retail branch offices increased from 13 at December 31, 1994 to 17 at December 31, 1995 to 23 at December 31, 1996.

     Depreciation and amortization increased $0.4 million in 1995 as compared to 1994. This increase is primarily related to the write off of $0.2 million in 1995 of the remaining book value of the Company's loan servicing system due to implementation of a new system.

     Interest expense decreased $1.5 million in 1996 as compared to 1995 due primarily to a decrease in interest expense on the warehouse financing facilities of $1.8 million offset by an increase of $0.4 million in interest expense paid to stockholders related to stockholder notes payable and S distribution notes. Due to the increased frequency of securitizations in 1996 as compared to 1995, the average outstanding balance of the warehouse financing facilities decreased 42% resulting in a decrease in the related interest expense. The increase in interest expense associated with stockholder notes payable and S distribution notes was due primarily to an increase in the average balance outstanding during 1996 which was due to the distribution, in anticipation of the Offering, of the S distribution notes in 1996.

     Interest expense increased $0.4 million in 1995 as compared to 1994 due primarily to increases in interest expense on the warehouse financing facilities of $0.3 million and interest expense related to stockholder notes payable of $0.2 million. Increased interest expense associated with the warehouse financing facilities was due to an increase in the weighted average interest rate, which increased to 7.10% in 1995 from 5.96% in 1994. Increased interest expense associated with stockholder notes payable was due to an increase in the average balance outstanding during 1995.

     Legal expense decreased $0.6 million in 1996 as compared to 1995, and $5.7 million in 1995 as compared to 1994. The decrease in legal costs in 1996 was primarily due to a $0.8 million decrease in legal settlement costs. During 1994, the Company recorded legal expenses and estimated settlement costs of $7.0 million related to a class action suit filed in December of 1989 in which the Company was named as the defendant. Additionally, during 1994, the Company incurred approximately $0.4 million in legal fees as the plaintiff in litigation for which the Company received a $1.3 million judgment in its favor.

     Travel, relocation and training increased $0.3 million and $0.4 million in 1996 and 1995, respectively, due primarily to expenses incurred related to the Company's retail branch office expansion.

     Other expenses increased $1.1 million to $2.4 million in 1996 as compared to $1.3 million in 1995, which had decreased from $1.6 million in 1994. The increase in 1996 and decrease in 1995 was due primarily to losses and gains realized on real estate owned ("REO"). In 1996, losses on REO amounted to $0.2 million as compared to gains of $0.5 million in 1995 and $0.2 million in 1994. The losses in 1996 reflects the Company's decision to aggressively reduce the balance of its REO portfolio which decreased to $0.3 million at December 31, 1996 from $1.5 million at December 31, 1995.

Income Taxes

     From May 1, 1988 until the close of the Offering, the Company had elected to be treated for Federal income and certain state tax purposes as an S corporation under Subchapter S of the Internal Revenue Code and comparable state laws. As a result, the Company's provisions for income taxes during that period reflected modest corporate level state income taxes for those states in which the Company operates. The taxable income of the Company during such periods has been included in the individual taxable income of its stockholders for Federal and state income tax purposes.

     Effective upon the closing of the Offering in July 1996, the Company's S corporation status was terminated and the Company became subject to full corporate Federal and state income taxes. In conjunction with the termination of the Company's S corporation status, the Company recorded $3.1 million of net deferred tax assets related to temporary differences between financial reporting and tax basis of assets and liabilities measured by applying enacted tax rates and law to taxable years in which such temporary differences are expected to be recovered or settled. Subsequent to the Offering, the Company's effective income tax rate is anticipated to approximate the Federal and composite state income tax rates (net of Federal benefit). If the Company had been fully subject to Federal and state income taxes, net income on a pro forma basis would have been $22.6 million, $18.3 million and $9.0 million in 1996, 1995 and 1994, respectively.

Servicing

     At December 31, 1996, total delinquent loans were 5.5% of the Company's servicing portfolio as compared to 5.8% at December 31, 1995 and 4.3% at December 31, 1994. Loan losses as a percentage of the average servicing portfolio were 0.35%, 0.03% and 0.01% in 1996, 1995 and 1994, respectively. The increases in loan losses in 1996 were principally due to the disposition of properties acquired through foreclosures of wholesale loans purchased in 1993 and 1994 from certain originators from whom the Company no longer purchases loans.

     The following tables provide data on loan delinquency, REO and net losses for the Company's servicing portfolio:


                                                      As of December 31,
                              ---------------------------------------------------------------------
                                       1996                    1995                    1994
                              ----------------------  ---------------------  ----------------------
                                            % of                     % of                   % of
                             (Dollars in  Servicing  (Dollars in   Servicing (Dollars in  Servicing
                              thousands)  Portfolio   thousands)   Portfolio  thousands)  Portfolio
                              ----------  ----------  ----------  ----------  ----------  ----------
Servicing Portfolio........   $ 641,191               $ 613,791               $ 555,685
                              ==========              ==========              ==========
30-59 days delinquent......   $   9,359        1.5%   $   8,339        1.4%   $   6,084        1.1%
60-89 days delinquent......       6,704        1.0        6,538        1.0        4,471        0.8
90 days or more delinquent.      19,081        3.0       21,002        3.4       13,589        2.4
                              ----------  ----------  ----------  ----------  ----------  ----------
    Total delinquencies....   $  35,144        5.5%   $  35,879        5.8%   $  24,144        4.3%
                              ==========  ==========  ==========  ==========  ==========  ==========
REO (1)....................   $   3,951        0.6%   $   7,854        1.3%   $   3,386        0.6%
                              ==========  ==========  ==========  ==========  ==========  ==========


                                           For the Year Ended December 31,
                                         ----------------------------------
                                            1996        1995        1994
                                         ----------  ----------  ----------
                                              (Dollars in thousands)

Average servicing portfolio (2)........  $ 615,393   $ 583,943   $ 470,628
Net losses (3).........................      2,160         169          44
Percentage of average servicing
  portfolio............................      0.35%       0.03%       0.01%

(1) Includes REO of the Company as well as REO of the REMIC trusts serviced
by the Company;  however, excludes 	private investor REO not serviced by
the Company.
(2) Average servicing portfolio balance equals the quarterly average of the
servicing portfolio computed as the average of the	balance at the beginning
and end of each quarter.
(3) Net losses represent losses realized with respect to disposition of REO.

Liquidity And Capital Resources

     During the third quarter of 1996, the Company completed the Offering whereby 4,025,000 shares of Class A Common Stock were sold resulting in gross proceeds of $68.4 million. After deducting underwriting discounts and offering costs, the net proceeds of $63.1 million were used to pay $45.0 million of S distribution notes, to pay down $12.9 million of the Company's warehouse financing facilities and to fund current operations.

     Historically, the Company has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interests, borrowings under its warehouse financing facilities, distributions received from residual interests, interest income and loan servicing income. The Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of its warehouse financing facilities, funding of any initial overcollateralization deposit requirements for securitizations, capital expenditures, operating and administrative expenses and payment of income taxes. At origination of a loan, the Company includes the loan origination fees in the principal balance, and, if not utilizing available cash, borrows the approximate principal balance of the loan under its warehousing financing facilities.
As the amount funded to the borrower is net of the loan origination fees, the Company generates cash approximating the loan origination fees at the time of funding of the loan under the warehouse financing facilities. Total cash generated from the sales of loans and regular interests in securities is then used to pay down the warehouse financing facilities. Cash provided by operating activities plus net (repayments) borrowings on the warehouse financing facilities was $20.2 million in 1996 as compared to $10.8 million in 1995 and $19.0 million in 1994.

     In securitizations, the portion of the gain recorded by the Company representing the recorded value of residual interests is a non-cash gain on which the Company is required to pay income tax. These income taxes payable and the expenses associated with a securitization have a negative impact on the Company's cash flow.

     The Company's ability to continue to originate and purchase loans is dependent upon adequate credit facilities and upon its ability to sell the loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the secondary market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to sell loans in the secondary market with a consequent adverse impact on the Company's results of operations, financial condition and ability to fund future originations and purchases.

    The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 day London Interbank Offered Rate ("LIBOR"), expires on March 31, 1997. The Company's $25 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 or 90 day LIBOR, expires on March 3, 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (or obtain replacement or additional financing) in the future.

     In February 1997 the Company entered into agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that were controlled by family members of the Company's principal stockholder. These lines of credit are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10%, have a combined borrowing limit of $15 million and expire on July 31, 1998.

     As of December 31, 1996, the Company had commitments to fund loans of $7.5 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $2.3 million, $1.0 million and $0.9 million in 1996, 1995, and 1994, respectively. The increase in capital expenditures in 1996 relates primarily to the acquisition of a new loan servicing system and the Company's move to new administration offices.

     The Company paid dividends, including amounts to be used by the stockholders for the payment of personal income tax on the earnings of the S corporation, of $15.1 million, $12.2 million and $17.3 million in 1996, 1995 and 1994, respectively. In addition, in 1996, in anticipation of the termination of the Company's S corporation status at the time of the Offering, the Company distributed S distribution notes to the stockholders of the Company totaling $45.0 million. Proceeds from the Offering were used to pay the S distributions notes in 1996. No dividends have been declared since the Company completed the Offering.

     The Company believes that cash flows from operations, net proceeds from securitizations and whole loan sales and the availability of funds under the warehouse financing facilities will be sufficient to fund operating needs and capital expenditures for the ensuing 12 months.

Effects Of Recent Accounting Pronouncements

     In 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation"("SFAS 123"), which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS 123 does not require the application of the fair value method for stock compensation granted to employees and allows for continuance of current accounting practice, which requires accounting for stock compensation awards based on their intrinsic value as of the date of grant. However, SFAS 123 requires pro forma disclosure of net income and net income per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted all the provisions of SFAS 123 except for the fair value provisions for transactions with employees.

     In 1996, FASB issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which becomes effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to have a material effect on the Company's financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data.

     See Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item is set forth under the caption "Management" in the Company's definitive Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information required by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Act of 1934 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

                                  PART IV


Item 14.  Exhibits and Financial Statement Schedules, Reports on Form 8-K

     (a)  1.  Financial Statements:
                 Consolidated Statements of Financial Condition:
                    December 31, 1996 and 1995                           F-1
                 Consolidated Statements of Income:
                    For each of the three years in the period
                    ended December 31, 1996                              F-2
                Consolidated Statements of Stockholders' Equity:
                    For each of the three years in the period
                    ended December 31, 1996.                             F-3
                Consolidated Statements of Cash Flows:
                    For each of the three years in the period
                    ended December 31, 1996.                             F-4
                Notes to Consolidated Financial Statements:
                    For each of the three years in the period
                    ended December 31, 1996.                             F-6
                Independent Accountants' Report                          F-18
          2.  Financial Statement Schedules:
                 None Required.
          3.  Exhibits

Exhibit
  No.                           Description of Exhibit
  ---                           ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File
       No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan *
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan*
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2 Form of Pooling and Servicing Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3   Corporate Headquarters Lease (Incorporated by reference to Exhibit
       10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5   Mason Employment Agreement  (Incorporated by reference to Exhibit
       10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5.1 Mason Loan*
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Mortgage Loan Master Transfer Agreement dated as of June 30, 1995 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.8 to the Company's
       Registration Statement on Form S-1, Commission File No. 333-3633)
10.8 Mortgage Loan Master Transfer Agreement dated as of June 30, 1995 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)

Exhibit
  No.                           Description of Exhibit
  ---                           ----------------------


10.9   Chisick Employment Agreement  (Incorporated by reference to Exhibit
       10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10  Reimbursement Agreement  (Incorporated by reference to Exhibit
       10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11  Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
11.1 Statement re: computation of net income per share for each of the three years in the period ended December 31, 1996*
21     Subsidiaries of the Registrant*
27     Financial Data Schedule*
--------------------
* Filed herewith.

     (b)   Reports on Form 8-K
            None

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1997

                                     FIRST ALLIANCE CORPORATION

                                     By:/S/ BRIAN CHISICK
                                        ------------------------
                                            Brian Chisick
                                            President and
                                      Chief Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on date indicated.

    Signature                        Title                           Date
    ---------                        -----                           ----

/S/_BRIAN CHISICK___   President and Chief Executive Officer,   March 20, 1997
  Brian Chisick        Director, Principal Executive Officer


/S/_MARK MASON______   Executive Vice President and             March 20, 1997
   Mark Mason          Chief Financial Officer, Director,
                       Principal Accounting Officer


/S/_JEFFREY_W._SMITH_  Executive Vice President and             March 20, 1997
   Jeffrey W. Smith    Chief Operating Officer, Director


/S/_SARAH_CHISICK____  Vice President, Director                 March 20, 1997
  Sarah Chisick


/S/_MERRILL_BUTLER___  Director                                 March 20, 1997
  Merrill Butler


/S/_GEORGE_GIBBS,_JR.  Director                                 March 20, 1997
  George Gibbs, Jr.


/S/_ALBERT_L._LORD___  Director                                 March 20, 1997
  Albert L. Lord

                         FIRST ALLIANCE CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Financial Condition
     As of December 31, 1996 and 1995                                   F-1

Consolidated Statements of Income
     For each of the three years in the period ended December 31, 1996  F-2

Consolidated Statements of Stockholder's Equity
     For each of the three years in the period ended December 31, 1996  F-3

Consolidated Statements of Cash Flows
     For each of the three years in the period ended December 31, 1996  F-4

Notes to Consolidated Financial Statements
     For each of the three years in the period ended December 31, 1996  F-6

Independent Accountants' Report                                         F-18

                          FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (Dollars in thousands)


                                                          December 31,
                                                     -----------------------
                                                       1996          1995
                                                     ----------   ----------
                      ASSETS
Cash and cash equivalents........................    $  27,414    $   4,019
Receivable from trusts...........................        2,671        4,664
Loans held for sale..............................       11,023       24,744
Loans receivable held for investment.............        2,432        2,261
Residual interests in securities at fair value...       29,253       19,705
Mortgage servicing rights........................        6,025        4,021
Real estate owned, net...........................          312        1,474
Property, net....................................        3,098        2,141
Deferred taxes...................................        3,101           73
Prepaid expenses and other assets................        2,128        3,809
                                                    ----------    ----------
  Total assets...................................    $  87,457    $  66,911
                                                     ==========   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities...................    $            $  18,233
Accounts payable and accrued liabilities.........        3,952        5,234
Income taxes payable.............................        5,396
Notes payable....................................          131        1,123
                                                     ----------   ----------
  Total liabilities..............................        9,479       24,590
                                                     ----------   ----------
Commitments and contingencies

Stockholders' equity:
Preferred Stock $.01 par value: 1,000,000 shares
   authorized; no shares outstanding
Class A Common Stock, $.01 par value; 25,000,000
   shares authorized; shares issued and outstanding:
   4,025,000 at December 31, 1996, no shares at
   December 31,1995..............................          40
Class B Common Stock, $.01 par value; 15,000,000
   shares authorized; shares issued and outstanding:
   10,750,000 at December 31, 1996, 10,642,500 at
   December 31, 1995.............................          108           42
Additional paid in capital.......................       64,643
Retained earnings................................       14,338       42,279
Deferred stock compensation......................       (1,113)
Foreign currency translation.....................          (38)
                                                     ----------   ----------
  Total stockholders' equity.....................       77,978       42,321
                                                     ----------   ----------
Total liabilities and stockholders' equity.......    $  87,457    $  66,911
                                                     ==========   ==========



               See notes to consolidated financial statements.

                          FIRST ALLIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                   (Dollars in thousands except per share amounts)


                                                 Year ended December 31,
                                        ------------------------------------
                                            1996        1995          1994
                                        ----------   ----------   ----------

REVENUE:
  Loan origination and sale..........   $  48,171    $  35,466    $  27,902
  Loan servicing and other fees......       8,854        8,614        9,106
  Interest...........................      13,562       14,624        8,650
  Other..............................         284          176          144
                                        ----------   ----------   ----------
    Total revenue....................      70,871       58,880       45,802
                                        ----------   ----------   ----------
EXPENSE:
  Compensation and benefits..........      15,488       10,416        9,559
  Professional services..............       1,263          787        1,521
  Advertising........................       4,191        4,345        3,316
  Subservicing and other fees........         683        1,212        1,019
  Rent...............................       1,530        1,278          974
  Supplies...........................       1,575        1,214          831
  Depreciation and amortization......         838          907          514
  Interest...........................       2,655        4,167        3,744
  Legal..............................         917        1,491        7,162
  Travel, relocation and training....       1,103          788          351
  Other..............................       2,389        1,255        1,577
                                        ----------   ----------   ----------
    Total expense....................      32,632       27,860       30,568
                                        ----------   ----------   ----------

INCOME BEFORE INCOME TAX PROVISION...      38,239       31,020       15,234

INCOME TAX PROVISION.................       6,100          478          363
                                        ----------   ----------   ----------

NET INCOME...........................   $  32,139    $  30,542    $  14,871
                                        ==========   ==========   ==========

NET INCOME PER SHARE.................   $    2.59    $    2.87    $    1.40
                                        ==========   ==========   ==========

Weighted average number of common
  shares outstanding.................   12,420,295   10,650,407   10,650,407


              See notes to consolidated financial statements.



                                    FIRST ALLIANCE CORPORATION

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       (Dollars in thousands)




                                                                                 Additional
                                   Class A Common Stock  Class B Common Stock      Paid in   Retained
                                     Shares    Amount       Shares    Amount       Capital   Earnings
                                   ----------  ------     ----------  ------       --------  --------
Balance January 1, 1994                                   10,642,500  $   42                 $ 26,412
Dividends......................                                                               (17,341)
Net income.....................                                                                14,871
                                   ----------  ------     ----------  ------       --------  --------
Balance December 31, 1994                                 10,642,500      42                   23,942
Dividends......................                                                               (12,205)
Net income.....................                                                                30,542
                                   ----------  ------     ----------  ------       --------  --------
Balance December 31, 1995                                 10,642,500      42                   42,279
Dividends......................                                                               (15,085)
Distribution of S
    distribution notes.........                                                               (44,995)
Net income.....................                                                              32,139
Issuance of restricted stock...                              107,500      66       $  1,534
Initial public offering
     of stock..................    4,025,000   $   40                                63,109
Amortization of deferred
     stock compensation........
Foreign currency translation
     adjustment................
                                   ----------  ------     ----------  ------       --------  --------
Balance December 31, 1996......    4,025,000   $   40     10,750,000  $  108       $ 64,643  $ 14,338
                                   ==========  ======     ==========  ======       ========  ========



                                                                     Foreign
                                                      Deferred       Currency        Total
                                                       Stock       Translation  Stockholders'
                                                    Compensation    Adjustment      Equity
                                                    -------------  ------------   ----------
Balance January 1, 1994                                                           $  26,454
Dividends......................                                                     (17,341)
Net income.....................                                                      14,871
                                                    -------------  ------------   -----------
Balance December 31, 1994                                                            23,984
Dividends......................                                                     (12,205)
Net income.....................                                                      30,542
                                                    -------------  ------------   -----------
Balance December 31, 1995                                                            42,321
Dividends......................                                                     (15,085)
Distribution of S
    distribution notes.........                                                     (44,995)
Net income.....................                                                      32,139
Issuance of restricted stock...                     $   (1,600)
Initial public offering of
     of stock..................                                                      63,149
Amortization of deferred
     stock compensation........                            487                          487
Foreign currency translation
     adjustment................                                     $    (38)           (38)
                                                    -------------  ------------   -----------
Balance December 31, 1996......                     $   (1,113)     $    (38)    $   77,978
                                                    =============  ============   ===========


                        See notes to consolidated financial statements

                          FIRST ALLIANCE CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in Thousands)


                                                 Year Ended December 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.............................   $  32,139   $  30,542   $  14,871
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Loan origination and sale revenue,
    net of other fees..................     (47,871)    (34,372)    (26,783)
  Deferred income taxes................      (3,028)         73         (63)
  Net accretion of residual interests
    in securities......................        (850)     (2,048)     (1,128)
  Deferred stock compensation..........         487
  Accretion of discounts on loan receivable    (268)     (1,022)
  Amortization of mortgage servicing rights   1,813         638         683
  Depreciation and amortization........         838         907         514
  Foreign currency transaction gains...        (188)
  Loss (gain) on sales of real estate
    owned and property.................         414          46         (78)
  Loans originated or purchased for sale,
    net of loan fees...................    (290,773)   (213,903)   (289,338)
  Sales of regular interests in securities  267,370     167,899     347,500
  Proceeds from sales of loans.........      70,605      64,400      20,503
  Changes in assets and liabilities:
    Receivable from trusts.............       1,993        (758)        163
    Prepaid expenses and other assets..       1,681      (2,253)        802
    Accounts payable and accrued
      liabilities......................      (1,282)     (4,169)      4,775
    Income taxes payable...............       5,396
                                          ----------  ----------  ----------
Net cash provided by operating activities    38,476       5,980      72,421
                                          ----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures...................      (2,286)       (978)       (851)
Loans receivable issued................                  (1,579)     (1,949)
Collections on loans receivable........       1,784       2,880       1,341
Additions to real estate owned.........                    (355)
Proceeds from sales of real estate
    owned and property.................       1,748         552       3,566
                                          ----------  ----------  ----------
Net cash provided by investing activities     1,246         520       2,107
                                          ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on warehouse
  financing facilities.................     (18,233)      4,843     (53,445)
Payments on notes payable..............      (1,163)       (417)     (2,831)
Cash dividends.........................     (15,085)    (12,205)    (17,341)
Proceeds from issuance of notes
  payable to stockholders..............       1,000       4,500       3,000
Payments on notes payable to stockholders (1,000) (4,500) (3,000) Proceeds from issuance of stock
  (net of issuance costs)..............      63,149
Payments on S distribution notes.......     (44,995)
                                          ----------  ----------  ----------
Net cash used in financing activities..     (16,327)     (7,779)    (73,617)
                                          ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS....................      23,395      (1,279)        911
CASH AND CASH EQUIVALENTS,
   beginning of period.................       4,019       5,298       4,387
                                          ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, end of period  $  27,414   $   4,019   $   5,298
                                          ==========  ==========  ==========

              See notes to consolidated financial statements.

                        FIRST ALLIANCE CORPORATION

                           (Dollars in Thousands)

                                                 Year Ended December 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------
SUPPLEMENTAL INFORMATION:
Interest paid..........................   $   2,735   $   4,114   $   3,605
                                          ==========  ==========  ==========
Income taxes paid......................   $   3,686   $     486   $     100
                                          ==========  ==========  ==========


SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
AND FINANCING ACTIVITIES:
Exchange of loans for regular and
  residual interests in securities.....   $ 267,661   $ 167,974   $ 350,331
                                          ==========  ==========  ==========
Distribution of S distribution notes...   $  44,995
                                          ==========
Initial grant of restricted stock......   $   1,600
                                          ==========
Transfer of loans held for sale to
  loans receivable held for investment.   $   1,421
                                          ==========
Acquisition of real estate through
  foreclosure of loans.................   $     261
                                          ==========
Transfer of property to real estate owned $     260
                                          ==========
Assumption of debt by acquisition of
  real estate through foreclosure......   $     171   $      91   $   2,342
                                          ==========  ==========  ==========
Loans issued to facilitate sales of
  real estate owned....................               $      19   $     290
                                                      ==========  ==========


            See notes to consolidated financial statements.

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation - The consolidated financial statements include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"). The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. The Company sells loans to investors and wholesale purchasers or securitizes them in the form of a Real Estate Mortgage Investment Conduit (REMIC). A significant portion of the mortgages are securitized with the Company retaining the right to service the loans. The Company is currently licensed as a consumer finance lender in thirteen states and in the United Kingdom. The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition.

    The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

    On July 31, 1996, FACO completed an initial public offering (the "Offering") whereby 3,500,000 shares of its Class A Common Stock were sold to the public resulting in gross proceeds of $59.5 million. Concurrently, 10,750,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. On August 9, 1996, the underwriters' over-allotment option to purchase 525,000 shares of Class A Common Stock was exercised resulting in additional gross proceeds of $8.9 million. The acquisition of FAMCO has been accounted for similar to a pooling of interests. The consolidated financial position and results of operations of the Company for periods prior to the date of the reorganization substantially consist of those of FAMCO. After deducting underwriting discounts and offering costs of $5.3 million, net proceeds from the Offering were $63.1 million.

    Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    Receivable From Trusts - In the normal course of servicing loans previously sold or securitized, the Company may advance payments and other costs to REMICs or private investor trusts on behalf of borrowers. In such cases, funds advanced are reflected in the consolidated statements of financial condition as receivable from trusts. Advances are recovered through subsequent collections from trusts or borrowers.

    Loans - Loans held for sale are loans the Company plans to sell or securitize which are carried at the lower of aggregate cost or market value. Loan origination and processing fees and related direct origination costs are deferred until the related loan is sold. Loans receivable held for investment are loans the Company has purchased or originated and has the intent and ability to hold to maturity. Loan origination and commitment fees and direct loan origination costs associated with loans receivable held for investment are deferred and offset against the related loans, and the net fee or cost is amortized into interest income over the contractual lives of the related loans. Loans transferred from loans held for sale to loans receivable held for investment are transferred at the lower of cost or market value. When a loan becomes over 90 days contractually delinquent, it is placed on non-accrual status and unpaid interest income is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received.

    Allowances for Estimated Losses on Loans and Real Estate Owned - The allowances for estimated losses on loans and real estate owned (REO) represent the Company's estimate of identified and unidentified losses. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company has established valuation allowances for estimated losses on specific loans and REO. When these estimated losses are determined to be permanent, such as when a loan is foreclosed and the related property is transferred to REO, specific valuation allowances are charged off and are then reflected as writedowns.

                            FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

    Residual Interests in Securities - The Company securitizes a majority of loans held for sale in the form of a REMIC trust. A REMIC trust is a multi-class security, with certain tax advantages to investors, which derives its cash flow from a pool of underlying mortgages. The regular interests of the REMICs are sold and the residual interests are retained by the Company. The documents governing the Company's securitizations require the Company to establish initial overcollateralization or build overcollateralization levels through retention of distributions by the REMIC trust otherwise payable to the Company as the residual interest holder.
This overcollateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding regular interests. Such excess amounts serve as credit enhancement for the regular interests of the related REMIC trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the overcollateralization to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained by the related REMIC trust will pay any further losses experienced by holders of the regular interests in the related REMIC trust. The Company does not have any recourse obligations for credit losses in the REMIC trust.

    The Company classifies residual interests as trading securities which are carried at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related REMIC trust, servicing fees, trustee fees, insurance fees, and an estimate of annual future loan losses. These cash flows are projected over the life of the loans using prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. At origination, the Company utilized prepayment assumptions based upon constant prepayment rates ranging from 25.0% to 40.0%, estimated annual loan losses of 0.5% of the outstanding principal balance and weighted average discount rates of 18.0%, 18.0% and 23.6% for the years ended December 31, 1996, 1995, and 1994, respectively, to value residual interests. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, term and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of possible values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective.

    Mortgage Servicing Rights - Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights", which requires that upon sale or securitization of servicing retained mortgages, companies capitalize the cost associated with the right to service mortgage loans based on their relative fair values. The Company determines fair value based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the mortgage servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income.

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

    The Company capitalized, at fair value, $3,817,000 and $3,896,000 of mortgage servicing rights for the years ended December 31, 1996 and 1995, respectively. During the same periods, related amortization of such mortgage servicing rights was $1,631,000 and $208,000, respectively. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating impairment. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment.

    Property - Property is stated at cost and depreciated over the estimated useful lives of the assets using accelerated methods. Leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases. Useful lives generally range from three to seven years.

    Real Estate Owned - Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is carried at either the lower of fair value less costs to dispose or the recorded investment in the loan. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale.

    Adjustments to the carrying value of REO are made through valuation allowances and chargeoffs recognized through a charge to earnings.

    Revenue Recognition - The Company derives its revenue principally from gains on sale of loans including fees for the origination of loans, loan servicing fees and interest income. The Company sells its loans through securitization and other loan sales. Revenue from loans pooled and securitized or sold in the secondary market is recognized when such loan pools are sold. The Company retains the right to service all loans it securitizes. The Company receives a management fee for servicing loans based on a fixed percentage of the declining balance of securitized loan pools and other ancillary and prepayment fees associated with the servicing of such loans. Through securitizations, the Company retains a residual interest in the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the senior classes of the related REMIC, servicing fees, trustee fees, insurance fees and loan losses.

    Loan origination and sale revenue includes all mortgage related income other than loan servicing and other fees, interest and other income.

    Loan servicing and other fees are recorded as earned.

    Interest income is recorded as earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or sale, loans receivable held for investment, residual interests and cash equivalents. At the end of each quarter, in accordance with Emerging Issues Task Force Issue No. 89-4, the Company computes an effective yield based on the carrying amount of each residual interest and its then-current estimate of future cash flows. This yield is then used to accrue interest income on the residual interest in the subsequent quarter. As of December 31, 1996, the weighted average effective yield of the Company's residual interests was 34%.

    Income Taxes - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                        FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

    Net Income per Share - Net income per share has been computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. In accordance with regulations of the Securities and Exchange Commission, which require that stock issued within a one year period prior to the initial filing of a registration statement relating to an initial public offering be treated as outstanding for all reported periods, the weighted average number of common shares for all periods includes the dilutive impact of the restricted stock issued in June 1996. The dilutive impact has been computed using the treasury stock approach, with the Offering price of $17 per share used as the repurchase price for all periods prior to the date of the Offering. In addition, the dilutive effect of the options issued under the Company's stock incentive plan has been included in computing earnings per share for the year ended December 31, 1996. Because the Company was an S corporation in 1994 and 1995, and in 1996 up to the date of the Offering, net income and net income per share are not necessarily indicative of results of operations of the ongoing entity.

    Supplementary Net Income Per Share - Assuming that the 4,025,000 shares of Class A Common Stock issued in the Offering were issued at the beginning of 1994, net income per share would have been $2.22, $2.08 and $1.01 for the years ended December 31, 1996, 1995 and 1994, respectively. The computation of supplementary net income per share assumes that proceeds from the Offering would have been used to pay the S distribution notes at the date of their issuance in May 1996. Therefore, the interest expenses incurred on the S distribution notes, net of tax benefits, of $0.6 million for the year ended December 31, 1996 was added to net income for purposes of computing supplementary net income per share.

    Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Foreign Currency Translation - The financial statements of the Company's United Kingdom subsidiary were prepared in pounds sterling, its functional currency, and translated into dollars at the current exchange rate at the end of the period for the statements of financial condition and at a weighted average rate for the period on the statements of income. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and accordingly have no effect on income. Foreign currency transaction gains and losses for the Company's United Kingdom subsidiary are included in income.

    Recent Accounting Pronouncements - In 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation"("SFAS 123"), which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. SFAS 123 does not require the application of the fair value method for stock compensation granted to employees and allows for continuance of current accounting practice, which requires accounting for stock compensation awards based on their intrinsic value as of the date of grant. However, SFAS 123 requires pro forma disclosure of net income and net income per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. In 1996, the Company adopted all the provisions of SFAS 123 except for the fair value provisions for transactions with employees.

    In 1996, FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which becomes effective for transactions occurring after December 31, 1996. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

    Reclassifications - Certain reclassifications have been made to conform the 1995 and 1994 consolidated financial statements to the 1996 presentation.

                        FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

NOTE 2.  LOANS RECEIVABLE HELD FOR INVESTMENT

    Loans receivable held for investment are secured principally by single family residences. The loans bear interest at fixed rates ranging up to 15.95% per annum and are due in monthly installments of principal and interest through August 2026.

NOTE 3. PROPERTY

  Property consists of the following at December 31:

                                                        1996         1995
                                                     ----------   ----------
                                                      (Dollars in thousands)
    Office equipment............................     $   4,218    $   4,245
    Vehicles....................................           396          388
    Leasehold improvements......................            78          160
    Computer software...........................           647        1,119
    Building....................................           141          406
    Land........................................                         98
                                                     ----------   ----------
    Property, gross.............................         5,480        6,416
    Less accumulated depreciation and amortization     ( 2,382)      (4,275)
                                                     ----------   ----------
    Property, net...............................     $   3,098    $   2,141
                                                     ==========   ==========

NOTE 4. SERVICING PORTFOLIO

    Trust and other custodial funds, relating to loans serviced for others, amounted to approximately $14.5 million, $5.8 million and $2.4 million at December 31, 1996, 1995 and 1994, respectively. Such funds, which are maintained in separate bank accounts, are excluded from the Company's assets and liabilities.

    Total loans serviced amounted to $641,191,000 and $613,791,000 at December 31, 1996 and 1995, respectively.

NOTE 5. WAREHOUSE FINANCING FACILITIES

    The Company has two revolving lines of credit with secured asset-based lenders. The first line of credit allows the Company to borrow and repay during a 90 day revolving period up to $125 million. The second line of credit allows the Company to borrow and repay during the term of the line of credit up to $25 million. Both lines of credit bear interest at a variable rate based upon the London Interbank Offered Rate (LIBOR) payable monthly. The first line of credit is renewable by the lender on a quarterly basis and currently expires on March 31, 1997. The second line of credit expires on March 3, 1998. Outstanding borrowings under both lines of credit are collateralized by loans held for sale. Upon the sale or securitization of loans, borrowings are repaid. These lines of credit contain certain affirmative, negative and financial covenants, with which the Company was in compliance at December 31, 1996.

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

    The following table presents data on the lines of credit for the year ended December 31:

                                               1996        1995         1994
                                             ---------   ---------   ---------
                                                  (Dollars in thousands)

Weighted average interest rate for the period    6.30%       7.10%       5.96%
Interest rate at the end of the period           6.30%       6.56%       7.38%
Average amount outstanding for the period     $ 30,507   $  52,610   $  58,139
Maximum amount outstanding at any month-end   $ 65,262   $ 108,217   $ 110,551

NOTE 6. NOTES PAYABLE

  Notes payable principally represent amounts owed related to senior liens on properties foreclosed upon by the Company. The notes bear fixed and variable interest at rates ranging from 7.33% to 9.00% per annum at December 31, 1996 and are payable $4,000 in each of the years 1997 through 2001, and $111,000 thereafter.

NOTE 7.  EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) defined contribution plan, which was established in 1994, available to all employees who have been with the Company for six months and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year and the Company, at its discretion, may match up to 25% of the first 7% contributed by the employee. The Company's contribution expense was $120,000, $97,000 and $45,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 8.  INCOME TAXES

  Through the date of the Offering in 1996, and in 1995 and 1994, the Company elected to be treated for Federal income and certain state tax purposes as an S corporation whereby its taxable income was included in the individual returns of the stockholders. As an S corporation, the Company was subject to certain state taxes, primarily in California. Upon consummation of the Offering, the Company became a C corporation subject to Federal and state income taxes. The income tax provision for 1996 represents S corporation taxes prior to the Offering, C corporation taxes subsequent to the Offering and net deferred tax assets recognized upon the conversion from an S corporation to a C corporation.

  Taxes for 1995 and 1994 represent certain state taxes. The reconciliation of income tax from continuing operations computed at the Federal statutory tax rate to the Company's effective income tax rate for the year ended December 31, 1996 is as follows:

     Tax at Federal statutory rate.........................     35.0 %
     Benefit for S corporation period taxation.............    (14.5)
     Effect of conversion to C corporation.................     (8.4)
     State income taxes, net of Federal benefit............      3.9
                                                             ---------
     Effective rate........................................     16.0 %
                                                             =========

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

  The components of the provision for income taxes for the years ended December 31 are as follows:

                                                    1996     1995       1994
                                                  --------  --------  --------
                                                      (Dollars in thousands)
  Current:
    Federal...................................    $ 7,204
    State.....................................      1,924   $   405   $   426
                                                  --------  --------  --------
  Total current..............................       9,128       405       426
                                                  --------  --------  --------

  Deferred:
    Federal..................................      (3,289)
    State....................................         261       73        (63)
                                                  --------  --------  --------
  Total deferred.............................      (3,028)      73        (63)
                                                  --------  --------  --------
  Total......................................     $ 6,100   $  478    $   363
                                                  ========  ========  ========

    Deferred tax assets and liabilities reflect the temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 are as follows:

                                                        (Dollars in thousands)
  Deferred tax assets:
     Residual interests....................................$     3,209
     Legal expenses........................................      1,393
     Mark to market on loans held for sale.................        700
     State taxes...........................................        535
     Other.................................................        579
                                                           ------------
  Total....................................................$     6,416
                                                           ============

  Deferred tax liabilities:
     Mortgage servicing rights.............................$     2,585
     Other.................................................        730
                                                           ------------
  Total....................................................$     3,315
                                                           ============

NOTE 9.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

    The Company's operations are conducted from leased facilities located in various areas of the United States and the United Kingdom. These leases have clauses which provide for increases in rent based on increases in the cost of living index and options for renewal. The future minimum lease payments are as follows:

                                                     (Dollars in thousands)
     Year ending December 31:
     1997.................................................$      1,384
     1998.................................................       1,110
     1999.................................................         904
     2000.................................................         812
     2001.................................................         686
     Thereafter...........................................         565

                            FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

  In the ordinary course of business, the Company has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may become liable for the unpaid principal and interest on defaulted loans or other loans if there has been a breach of representation or warranties.

  The Company has negotiated employment agreements with certain officers. These agreements provide for the payment of base salaries, the issuance of common stock subject to certain restrictions and the payment of severance benefits upon termination.

  In December 1989, a class action suit was filed on behalf of certain borrowers related to the origination of their loans by the Company. The Company, without admitting to any wrong-doing, agreed to settle the case in December 1994. The terms of the settlement provide for cash payments to the plaintiffs in the amount $6,850,000, which is to be paid out over a three-year period. Remaining future payments to plaintiffs of $333,000 are included in accrued liabilities at December 31, 1996.

  The Company is involved in certain litigation arising in the normal course of business. The Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or consolidated results of operations.

  At December 31, 1996, loans related to property located in the state of California comprised approximately 67% of the total serviced loan portfolio while no other state comprised more than 7%.

  Availability of Funding Sources - The Company funds substantially all of the loans which it originates or purchases through borrowings under its warehouse financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans through loan sales or securitizations. Any failure to renew or obtain adequate funding under those warehouse financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan production activities or sell loans earlier than is optimal, thereby having a material adverse effect on the Company's consolidated financial condition and consolidated results of operations.

  Dependence on Securitizations - Since 1992, the Company has pooled and sold through securitizations an increasing percentage of the loans which it originates. The Company derives a significant portion of its income by recognizing gains upon the sale of loans through securitizations. These gains are due in part to the value recorded at the time of sale of residual interests and retained mortgage servicing rights. Adverse changes in the securitization market could impair the Company's ability to purchase and sell loans through securitizations on a favorable or timely basis. Any such impairment could have a material adverse effect upon the Company's consolidated financial condition and consolidated results of operations.

  The Company has relied on credit enhancement to achieve a "AAA/aaa" rating for the senior classes of the REMICs in its securitizations. The credit enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of the senior classes in each of the REMIC trusts. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's consolidated financial condition and consolidated results of operations.

                            FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

NOTE 10.  STOCKHOLDERS' EQUITY

  The Company's shares of Class A and Class B Common Stock are identical, except with respect to voting rights and the right to convert Class B Common Stock to Class A Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to four votes for each share held of record. Each share of Class B Common Stock is freely convertible into one share of Class A Common at the option of the Class B stockholder. Shares of Class B Common Stock shall be automatically converted to Class A Common Stock upon the transfer of Class B Common Stock to a third party or when the number of shares of Class B Common Stock represents less than 10% of the total number of shares of Common Stock outstanding.

  During 1996, FAMCO distributed S distribution notes of $45.0 million to its stockholders. Such amount has been recorded as a dividend to Class B common stockholders. In 1996, payments on the S distribution notes of $45.0 million were made by the Company using proceeds from the Offering.

  On May 11, 1996, the Company's Board of Directors approved a stock split of its common stock whereby approximately 710 shares of common stock were issued for each outstanding share of common stock. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split.

  In June 1996, FAMCO granted 107,500 shares of restricted common stock to an officer of the Company. These shares, which were exchanged for 107,500 shares of FACO Class B Common Stock in conjunction with the Offering, vest over a period of five years or earlier upon the occurrence of certain events. A value of $1.6 million has been ascribed to such shares by the Company. This amount has been recorded in the accompanying financial statements as increases to Class B Common Stock and paid in capital with an offsetting amount included in deferred stock compensation. In 1996, 29,285 shares of such restricted Class B Common Stock vested as a result of the Offering. During 1996, $0.5 million of compensation expense was recognized.

  On July 24, 1996, the shareholders approved a stock incentive plan, which enables directors, officers and other key employees of the Company to participate in the ownership of the Company. Under the stock incentive plan, 642,500 shares of Common Stock were available for grant on July 24, 1996. On July 25, 1996, the Company granted options to acquire an aggregate of 529,065 shares of Class A Common Stock at an exercise price, equal to the market price, of $17.00 per share. These options vest 25% six months from the date of grant and 25% each year thereafter until fully vested and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service. As of December 31, 1996, no options granted had been exercised or forfeited.

  The Company accounts for its stock incentive plan based on the intrinsic value of a grant as of the date of the grant in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized in 1996 for options granted under the Company's stock incentive plan. Had compensation cost been recognized in accordance with the fair value provisions of SFAS 123, pro forma net income and net income per share would have been $30.7 million and $2.48, respectively. The fair value of each option grant, $12.86 for options granted in 1996, is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: no dividend yield; expected volatility of 58.78%; risk-free interest rate of 7.00%; and expected lives of 10 years.

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

NOTE 11.  RELATED PARTY TRANSACTIONS

  The following amounts represent related party transactions for the years ended December 31:

                                                  1996      1995      1994
                                                --------  --------  --------
                                                   (Dollars in thousands)
Loans sold to principal stockholder of
   the Company..............................    $   515   $ 3,188   $6,783
Loans purchased from an entity in which
   the Company's principal stockholder has
   a controlling interest...................               15,126   91,501
Loans purchased from companies owned by
   family members of the Company's principal
   stockholder:
      Loans purchased.......................     31,033     9,841
      Premiums paid.........................      1,208       193
Other fees received from an entity in which
   the Company's principal stockholder has a
   controlling interest and companies owned
   by family members of the Company's principal
   stockholder..............................       186        715
Payments to companies owned by the Company's
principal stockholder:
   Rent payments............................       464         18       18
   Consulting fees..........................                   76      161
Interest paid to stockholders on notes payable
   to stockholder and S distribution notes..       612        223       10

  The following amounts represent related party
      balances as of December 31:
                                                            1996      1995
                                                          --------  --------
                                                      (Dollars in thousands)
Loans serviced for related parties..........              $ 7,044   $12,909
Receivable from officer of the Company......                  319
Balance outstanding on warehouse line to
   companies owned by family members of the Company's
    principal stockholder...................                            525


NOTE 12.  FINANCIAL INSTRUMENTS

  The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company may from time to time hedge its interest rate risk related to its loans held for sale and origination commitments by selling short United States Treasury securities. For accounting purposes, selling short United States Treasury securities is not considered to be a hedge. Therefore, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. Gains and (losses) on hedging activities were $434,000, $(255,000) and $800,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

  The following disclosures of the estimated fair value of financial instruments as of December 31, 1996 and 1995 are made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation and methodologies may have a material effect on the estimated fair value amounts.

                                             1996                1995
                                      ------------------  ------------------
                                      Carrying Estimated  Carrying  Estimated
                                       Amount  Fair Value  Amount   Fair Value
                                      --------  --------  --------  --------
                                             (Dollars in thousands)
Assets:
  Cash and cash equivalents..........  $27,414   $27,414   $ 4,019   $ 4,019
  Loans held for sale................   11,023    12,912    24,744    25,610
  Loans receivable held for investment   2,432     2,771     2,261     2,340
  Residual interests.................   29,253    29,253    19,705    19,705
Liabilities:
  Warehouse financing facilities.....                       18,233    18,233
  Notes payable......................      131       131     1,123     1,174

  The estimated fair value of loans is based upon prices paid by the Company for loans it purchases.

  The fair value of residual interests are determined based on estimates of their fair value using discounted cash flows.

  Rates currently available to the Company for debt with similar terms and remaining maturities were used to estimate the fair value of the warehouse financing facilities and notes payable.

  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  Off-Balance Sheet Activities - The Company is exposed to on-balance sheet credit risk related to its loans held for sale, residual interests and loans receivable held for investment. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate or buy.

  The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. The Company has a first or second lien position on substantially all of its loans, and the maximum combined loan-to-value
(CLTV) permitted by the Company's underwriting guidelines is 85%. The CLTV represents the combined mortgage balances as a percentage of the appraised value of the mortgaged property. A title insurance policy is required for all loans.

	  As of December 31, 1996, the Company had outstanding commitments to extend credit or purchase loans in the amounts of $7,524,000.

                          FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

NOTE 13.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


(Dollars in thousand except per share amounts)
----------------------------------------------
                                   First     Second      Third      Fourth
                                  Quarter   Quarter     Quarter     Quarter
                               ---------------------------------------------
1996
  Total revenue...........     $  14,810  $  17,024    $  18,922   $  20,115
  Income before income tax
    provision.............         7,860      9,306        9,891      11,182
  Net income..............         7,742      9,167        8,633       6,597
  Net income per share....          0.73       0.86         0.64        0.44

1995
  Total revenue...........      $  5,963  $  18,174    $   8,280   $  26,463
  Income (loss) before income tax
    provision.............          (300)    11,346        1,391      18,583
  Net income (loss).......          (295)    11,175        1,370      18,292
  Net income (loss) per share      (0.03)      1.05         0.13        1.72

                            Independent Accountants' Report




To the Board of Directors and Stockholders of First Alliance Corporation

We have audited the accompanying consolidated statements of financial condition of First Alliance Corporation and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Alliance Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1, on January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights.

DELOITTE & TOUCHE LLP

Costa Mesa, California
January 20, 1997