Form 10-Q
period 1997-03-31
FIRST ALLIANCE CORP /DE/
filed 1997-05-14
CIK 1029321

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_________ to _________

                      Commission file number  0-28706

                         FIRST ALLIANCE CORPORATION
          (Exact name of registrant as specified in its charter)

                Delaware                                     33-0721183
     --------------------------                         --------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

               17305 Von Karman Avenue, Irvine, California 92614
               -------------------------------------------------
          (Address of principal executive offices including ZIP Code)

                              (714) 224-8500
                              ---------------
                     (Registrant's telephone number
                            including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No __

   As of April 30, 1997 registrant had outstanding 4,043,067 shares of Class A Common Stock and 10,750,000 shares of Class B Common Stock, respectively.

                         FIRST ALLIANCE CORPORATION

                                    INDEX

                                                                     Page
                                                                     ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          (Unaudited) as of March 31, 1997 and December 31, 1996.......1

          Consolidated Statements of  Income (Unaudited)
          for the quarters ended March 31, 1997 and 1996...............2

          Consolidated Statements of Cash Flows (Unaudited)
          for the quarters ended March 31, 1997 and 1996...............3

          Notes to Consolidated Financial Statements...................5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ("MD&A").................6

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................13

Item 2.   Changes in Securities.......................................13

Item 3.   Defaults Upon Senior Securities.............................13

Item 4.   Submission of Matters to a Vote of Security Holders.........13

Item 5.   Other Information...........................................13

Item 6.   Exhibits and Reports on Form 8-K

                a.   Exhibits.........................................14

                b.   Reports on Form 8-K..............................14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       FIRST ALLIANCE CORPORATION

              CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands)

                                                    March 31,   December 31,
                                                      1997         1996
                                                   -----------  -----------
                                                         (Unaudited)
                         ASSETS
Cash and cash equivalents..........................$   21,609   $   27,414
Receivable from trusts.............................     4,463        2,671
Loans held for sale................................    11,733       11,023
Loans receivable held for investment...............     2,287        2,432
Residual interests in securities-at fair value.....    32,844       29,253
Mortgage servicing rights..........................     6,654        6,025
Warehouse financing receivable.....................     9,678
Real estate owned, net.............................       367          312
Property, net......................................     3,739        3,098
Deferred taxes.....................................       558        3,101
Prepaid expenses and other assets..................     1,615        2,128
                                                   -----------  -----------
  Total assets.....................................$   95,547   $   87,457
                                                   ===========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities.....................$      117   $
Accounts payable and accrued liabilities...........     4,362        3,952
Income taxes payable...............................     4,807        5,396
Notes payable......................................       129          131
                                                   -----------  -----------
  Total liabilities................................     9,415        9,479
                                                   -----------  -----------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value per share;
   1,000,000 shares authorized; no shares
   outstanding.....................................
Class A Common Stock, $.01 par value per share;
   25,000,000 shares authorized; shares issued
   and outstanding: 4,043,067 at March 31, 1997;
   4,025,000 shares at December 31, 1996...........        40           40
Class B Common Stock, $.01 par value per share;
   15,000,000 shares authorized; shares issued
   and outstanding: 10,750,000 at March 31,1997
    and December 31, 1996..........................       108          108
Additional paid in capital.........................    65,024       64,643
Retained earnings..................................    22,022       14,338
Deferred stock compensation........................    (1,062)      (1,113)
Foreign currency translation.......................                    (38)
                                                   -----------  -----------
  Total stockholders' equity.......................    86,132       77,978
                                                   -----------  -----------
    Total liabilities and stockholders' equity.....$   95,547   $   87,457
                                                   ===========  ===========





             See notes to consolidated financial statements.

                        FIRST ALLIANCE CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands except per share amounts)

                                                         For the Quarter
                                                         Ended March 31,
                                                   ------------------------
                                                      1997         1996
                                                   -----------  -----------
                                                          (Unaudited)
REVENUE:
      Loan origination and sale....................$   15,404   $    9,371
      Loan servicing and other fees................     1,944        2,243
      Interest.....................................     4,086        3,158
      Other........................................         3           38
                                                   -----------  -----------
         Total revenue.............................    21,437       14,810
                                                   -----------  -----------

EXPENSE:
      Compensation and benefits....................     4,276        3,196
      Advertising..................................     1,158          941
      Professional services and other fees.........       610          461
      Rent.........................................       400          370
      Supplies.....................................       430          335
      Depreciation and amortization................       169          139
      Interest.....................................       312          763
      Legal........................................       228          146
      Travel and training..........................       350          165
      Other........................................       644          434
                                                   -----------  -----------
         Total expense.............................     8,577        6,950
                                                   -----------  -----------

INCOME BEFORE INCOME TAX PROVISION.................    12,860        7,860

INCOME TAX PROVISION...............................     5,176          118
                                                   -----------  -----------

NET INCOME.........................................$    7,684   $    7,742
                                                   ===========  ===========

NET INCOME PER SHARE...............................$     0.52   $     0.73
                                                   ===========  ===========

Weighted average number of common shares
   outstanding.....................................14,849,448   10,650,407


              See notes to consolidated financial statements.

                       FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Dollars in thousands)

                                                                     For the Quarter
                                                                     Ended March 31,
                                                                ------------------------
                                                                    1997         1996
                                                                -----------  -----------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................$    7,684   $    7,742
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Loan origination and sale revenue, net of other fees.........   (15,487)      (9,154)
   Deferred income taxes........................................     2,543
   Net accretion of residual interests in securities............       149           74
   Deferred stock compensation..................................        51
   Accretion of discounts on loan receivable....................       (38)         (56)
   Amortization of mortgage servicing rights....................       606          340
   Depreciation and amortization................................       169          139
   Foreign currency transaction loss............................       169
   Loss (gain) on sales of real estate owned and property.......        33          (20)
   Loans originated or purchased for sale, net of loan fees.....   (94,725)     (68,412)
   Sale of regular interests in securities......................    73,000       52,419
   Proceeds from sale of loans..................................    31,176       21,318
   Changes in assets and liabilities:
      Receivable from trusts....................................    (1,792)      (2,803)
      Prepaid expenses and other assets.........................       508           31
      Accounts payable and accrued liabilities..................       410          121
      Income taxes payable......................................      (515)
                                                                -----------  -----------
         Net cash provided by operating activities..............     3,941        1,739
                                                                -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................      (814)        (443)
Collections on loans receivable.................................       407          242
Additions to real estate owned..................................       (88)
Net advances on warehouse financing receivable..................    (9,678)
Proceeds from sales of real estate owned and property...........                     68
                                                                -----------  -----------
   Net cash used in investing activities........................   (10,173)        (133)
                                                                -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on warehouse financing facilities................       117        1,782
Payments on notes payable.......................................        (2)        (100)
Cash dividends..................................................                 (6,101)
Proceeds from issuance of notes payable to stockholder..........                  1,000
Proceeds from exercise of stock options.........................       307
                                                                -----------  -----------
   Net cash provided by (used in) financing activities..........       422       (3,419)
                                                                -----------  -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.........................         5
                                                                -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................    (5,805)      (1,813)
CASH AND CASH EQUIVALENTS, beginning of period..................    27,414        4,019
                                                                -----------  -----------
CASH AND CASH EQUIVALENTS, end of period........................$   21,609   $    2,206
                                                                ===========  ===========


                            See notes to consolidated financial statements.


                          FIRST ALLIANCE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)

                            (Dollars in thousands)

                                                        For the Quarter
                                                        Ended March 31,
                                                   ------------------------
                                                       1997         1996
                                                   -----------  -----------
                                                          (Unaudited)
SUPPLEMENTAL INFORMATION:
   Interest paid...................................$      317   $      801
                                                   ===========  ===========
   Income taxes paid...............................$    3,167
                                                   ===========

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
   AND FINANCING ACTIVITIES:
   Exchange of loans for regular and residual
      interests in securities......................$   73,001   $   52,420
                                                   ===========  ===========
   Dividends declared and unpaid...................             $    9,000
                                                                ===========
























                See notes to consolidated financial statements.

                        FIRST ALLIANCE CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996


NOTE 1.  GENERAL

   The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

   The financial information provided herein, including the information under the heading Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's recent filing on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1996, together with the MD&A for such period.

HEDGING ACTIVITIES

   The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury securities. For accounting purposes, short sales of United States Treasury securities are not considered to be a hedge. Therefore, when selling short United States Treasury securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of loans hedged. At March 31, 1997, the net deferred gain on hedging activities was $34,000. There were no deferred gains or losses on hedging activities at December 31, 1996. The notional amount of forward sales of United States Treasury Securities at March 31, 1997 was $4.5 million. Gains recognized on hedging activities were $74,000 for the quarter ended March 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

OVERVIEW

   The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of two offices in the United Kingdom and 24 offices in the United States, six of which are located in California, two of which are located in each of Florida, Illinois, New York and New Jersey and one of which is located in each of Oregon, Washington, Colorado, Utah, Arizona, Ohio, Massachusetts, Georgia, Virginia and Pennsylvania. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in the form of Real Estate Management Investment Conduit ("REMIC") trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

   The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

   Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized, the residual interests retained by the Company and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities and, as such, records the residual interests at fair value. The difference between the fair value and the allocated cost is recorded as a gain on securities and is included in loan origination and sale revenue.

   The net proceeds of a securitization consist of the regular and residual interests in the REMIC trust received by the Company net of transaction costs. The regular interests are immediately sold for cash by the Company. As the holder of the residual interests, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through principal and interest to be paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees,
(iv) servicing fees and (v) loan losses. The Company's right to receive these excess cash flows begins after certain overcollaterization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

   The Company's retained right to service loans entitles the Company to receive servicing fees, prepayment penalties and other miscellaneous fees associated with the collection of such loans.

LOAN ORIGINATIONS AND PURCHASES

                                                        For the Quarter
                                                        Ended March 31,
                                                   ------------------------
                                                      1997          1996
                                                   -----------  -----------
                                                    (Dollars in thousands)

Loan originations and purchases:
   Retail originations.............................$   89,535   $   62,279
   Wholesale purchases.............................    15,782       13,455
                                                   -----------  -----------
           Total...................................$  105,317   $   75,734
                                                   ===========  ===========

Number of retail branches as of the end of the period:
   United States:
        California.................................         6            7
        Other states...............................        17           11
   United Kingdom..................................         1
                                                   -----------  -----------
        Total......................................        24           18
                                                   ===========  ===========

Weighted average initial interest rate.............       9.4%         9.2%
Weighted average initial combined loan-to-value ratio:
   Retail originations.............................      62.9%        60.4%
   Wholesale purchases.............................      68.9%        70.4%
Average retail origination loan size...............$     87.1   $     81.0
Weighted average loan origination and processing
   fees as a percent of retail originations........      14.5%        13.9%

   For the quarter ended March 31, 1997, originations and purchases increased 39% as compared to the corresponding period in 1996. Retail originations increased 44% for the first quarter of 1997 as compared the first quarter of 1996. Increased loan origination volume is primarily from new retail branch offices opened in 1997 and 1996.

LOAN SALES


                                                        For the Quarter
                                                        Ended March 31,
                                                   ------------------------
                                                      1997         1996
                                                   -----------  -----------
                                                    (Dollars in thousands)

Securitizations....................................$   73,001   $   52,420
Whole loan sales...................................    31,102       21,974
                                                   -----------  -----------
   Total...........................................$  104,103   $   74,394
                                                   ===========  ===========

   Loan sales, including securitizations of loans, for the first quarter of 1997 increased 40% over the first quarter of 1996. Securitization volume for the first quarter of 1997 was $73 million as compared to $52 million for corresponding period in 1996. The increases in loan sales for the first quarter of 1997 as compared to the same period in 1996, is the result of the sale of the increased volume of originations and purchases.

COMPOSITION OF REVENUE AND EXPENSE

   The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                         For the Quarter
                                                         Ended March 31,
                                                   ------------------------
                                                      1997          1996
                                                   -----------  -----------

REVENUE:
   Loan origination and sale:
   Gain on sale of loans...........................      23.3%         9.5%
   Net loan origination and other fees.............      48.6         53.8
   Loan servicing and other fees...................       9.1         15.1
   Interest........................................      19.0         21.3
   Other...........................................       0.0          0.3
                                                   -----------  -----------
      Total revenue................................     100.0        100.0
                                                   -----------  -----------

EXPENSE:
   Compensation and benefits.......................      19.9         21.6
   Advertising.....................................       5.4          6.4
   Professional services and other fees............       2.8          3.1
   Rent............................................       1.9          2.5
   Supplies........................................       2.0          2.3
   Depreciation and amortization...................       0.8          0.9
   Interest........................................       1.5          5.2
   Legal...........................................       1.1          1.0
   Travel and training.............................       1.6          1.1
   Other...........................................       3.0          2.8
                                                   -----------  -----------
   Total expense...................................      40.0         46.9
                                                   -----------  -----------
Income before income tax provision.................      60.0         53.1
Income tax provision (1)...........................      24.2          0.8
                                                   -----------  -----------
Net income.........................................      35.8%        52.3%
                                                   ===========  ===========

(1) As a result of the Company's initial public offering, completed in July 1996, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company is subject to Federal and state income taxes. As an S corporation, the Company's taxable income was included in the individual returns of the stockholders, and the Company was subject to certain state taxes, primarily in California.

RESULTS OF OPERATIONS

REVENUE

   The following table sets forth the components of the Company's revenue for the periods indicated:

                                                         For the Quarter
                                                         Ended March 31,
                                                   ------------------------
                                                      1997          1996
                                                   -----------  -----------
                                                    (Dollars in thousands)
   Loan origination and sale:
   Gain on sale of loans (1).......................$    4,994   $    1,404
   Net loan origination and other fees.............    10,410        7,967
   Loan servicing and other fees...................     1,944        2,243
   Interest........................................     4,086        3,158
   Other...........................................         3           38
                                                   -----------  -----------
        Total revenue..............................$   21,437   $   14,810
                                                   ===========  ===========

(1) Excluding net loan origination and other fees.

   Total revenue increased 45% or $6.6 million for the first quarter of 1997 as compared to the corresponding period in 1996 primarily due to higher loan origination and sale revenue.

   Loan origination and sale revenue increased to $15.4 million for the first quarter of 1997 from $9.4 million for the first quarter of 1996 primarily due to an increase in loan sales and an increase in premiums received on loan sales.

   Gain on sale of loans increased to $5.0 million for the first quarter of 1997 from $1.4 million for the first quarter of 1996 as a result of an increase in premiums received on loan sales and an increase in loan sales. For the first quarter of 1997 the weighted average gain on sale of loans as a percentage of loan principal balances sold increased to 4.8% from 1.9% for the corresponding period in 1996. Gain on sale of loans securitized increased to 5.1% for the first quarter of 1997 from 2.2% for the first quarter of 1996 primarily as a result of an increase in the weighted average initial interest rate spreads (the difference between the initial weighted average loan interest rates for the loans included in the securitization and the initial weighted average pass-through rates paid to holders of the regular interests in the securitization) in residual interests originated to 3.1% for the first quarter of 1997 from 2.5% for the corresponding period in 1996. In addition, the gain on whole loan sales increased to 4.1% in the first quarter of 1997 from 1.2% for the first quarter of 1996 as a result of an increase in premiums received from the sale of whole loans.

   For the quarter ended March 31, 1997 net loan origination and other fees increased to $10.4 from $8.0 million for the quarter ended March 31, 1996 primarily as a result of the increase in sales of retail originations.

   Loan servicing and other fees as an annualized percentage of the average servicing portfolio decreased to 1.2% for the first quarter of 1997 from 1.5% for the first quarter of 1996 primarily as a result of a $0.3 million increase in the amortization of mortgage servicing rights. The increase in the amortization of mortgage servicing rights was the result of a 46% increase in the average balance of mortgage servicing rights for the first quarter of 1997 as compared to the first quarter of 1996. This increase is primarily due to the adoption in January of 1995 of SFAS No. 122, "Accounting For Mortgage Servicing Rights," which requires the Company to capitalize the fair value of originated mortgage servicing rights and amortize the capitalized amount over the life of such assets.

   Interest income increased 29% to $4.1 million for the first quarter of 1997 from $3.2 million for the first quarter of 1996 as a result of a $0.4 million increase in interest from loans held for sale and a $0.5 million increase in interest from investments. Interest from loans held for sale increased primarily as a result of an increase in the average balance of loans held for sale, and the increase in interest from investments was the result of the increase in cash available for investment. Cash and cash equivalents increased from $4.0 million at December 31, 1995 to $27.4 million at December 31, 1996 as a result of the net proceeds from the Company's July 1996 Initial Public Offering and cash generated from operations.

EXPENSE

   The following table sets forth the components of the Company's expense for the periods indicated:

                                                        For the Quarter
                                                        Ended March 31,
                                                   ------------------------
                                                       1997        1996
                                                   -----------  -----------
                                                     (Dollars in thousands)
   Compensation and benefits.......................$    4,276   $    3,196
   Advertising.....................................     1,158          941
   Professional services and other fees............       610          461
   Rent............................................       400          370
   Supplies........................................       430          335
   Depreciation and amortization...................       169          139
   Interest........................................       312          763
   Legal...........................................       228          146
   Travel and training.............................       350          165
   Other...........................................       644          434
                                                   -----------  -----------
      Total expense................................$    8,577   $    6,950
                                                   ===========  ===========

   Total expense increased 23% to $8.6 million for first quarter of 1997 from $7.0 million for the first quarter of 1996 due to increases in expenses, primarily compensation and benefits, related to the Company's increased retail loan origination operations which were offset by a decrease in interest expense.

   Compensation and benefits increased 34% to $4.3 million for the first quarter of 1997 from $3.2 million for the first quarter of 1996 primarily as a result of an increase in personnel to support the Company's retail branch office expansion.

   Advertising expense increased 23% to $1.2 million for the first quarter of 1997 from $0.9 million for the first quarter of 1996 primarily as a result of an increase in marketing activities resulting from the Company's retail branch office expansion.

   Professional services and other fees increased 32% for the first quarter of 1997 as compared to the corresponding period in 1996 primarily due to a $0.1 million increase in recruiting costs associated with the Company's ongoing retail branch office expansion.

   Interest expense decreased $0.5 million to $0.3 million for the first quarter of 1997 from $0.8 million for the first quarter of 1996 primarily as a result of a $0.4 million decrease in interest on the warehouse financing facilities. The additional cash and cash equivalents available at the beginning of the first quarter of 1997 was used to fund loan originations and purchases resulting in a 69% decrease in the average balance outstanding on the warehouse financing facility in the first quarter of 1997 as compared to the corresponding period in 1996.

   Travel and training increased $0.2 million to $0.4 million for the first quarter of 1997 from $0.2 million for the first quarter of 1996 as a result of the increase in the number of retail branch offices.

   Other expenses increased to $0.6 million for the first quarter of 1997 from $0.4 million for the first quarter of 1996 as a result of a $0.2 million foreign currency translation loss in the first quarter of 1997.

SERVICING

   At March 31, 1997, total delinquent loans were 4.4% of the Company's servicing portfolio, as compared to 5.5% at December 31, 1996 and 6.3% at March 31, 1996. Loan losses as a percentage of the average servicing portfolio were 0.07% for the quarter ended March 31,1997, as compared to 0.08% for the corresponding period in 1996.

   The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:


                                                            As of
                            ----------------------------------------------------------------------
                                March 31, 1997        December 31, 1996        March 31, 1996
                            ----------------------------------------------------------------------
                                          % of                     % of                   % of
                           (Dollars in  Servicing  (Dollars in  Servicing  (Dollars in  Servicing
                            thousands)  Portfolio   thousands)  Portfolio   thousands)  Portfolio
                            ----------  ----------  ----------  ----------  ----------  ----------

Servicing Portfolio.........$ 666,157               $ 641,191               $ 611,718
                            ==========              ==========              ==========
30-59 days delinquent.......$   5,729         0.9%  $   9,359         1.5%  $  11,800         1.9%
60-89 days delinquent.......    5,643         0.8       6,704         1.0       5,166         0.8
90 days or more delinquent..   18,206         2.7      19,081         3.0      21,800         3.6
                            ----------  ----------  ----------  ----------  ----------  ----------
     Total delinquencies....$  29,578         4.4%  $  35,144         5.5%  $  38,766         6.3%
                            ==========  ==========  ==========  ==========  ==========  ==========
     REO (1)................$   4,962         0.7%  $   3,951         0.6%  $   8,677         1.4%
                            ==========  ==========  ==========  ==========  ==========  ==========

                                                    For the Quarter Ended March 31,
                                                       ------------------------
                                                           1997          1996
                                                       -----------  -----------
                                                             (Dollars in thousands)
Average servicing portfolio balance outstanding (2)....$  653,674   $  612,755
Net losses (3).........................................       447          465
Percentage of average servicing portfolio..............       .07%         .08%
------------------------
(1)   Includes REO of the Company as well as REO of the REMIC Trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2)   Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of  the balance at the beginning and end of each quarter.
(3)   Net losses means actual net losses realized with respect to the disposition of REO.


LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has generated positive cash flow.  The
Company's sources of cash include loan sales, sales of regular interests, borrowings under its warehouse financing facilities, distributions received from residual interests, interest income and loan servicing income. The
Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of its warehouse financing facilities, capital expenditures, operating and administrative expenses and payment of income taxes. At origination of a loan, the Company includes the loan origination fees in the principal balance, and, if not utilizing available cash, borrows the approximate principal balance of the loan under its warehousing financing facilities. As the amount funded to the borrower is net of the loan origination fees, the Company generates cash approximating the loan origination fees at the time of funding of the loan under the warehouse financing facilities. Total cash generated from the sale of loans and regular interests in securities is then used to pay down the warehouse financing facilities. Cash provided by operating activities plus net borrowings (repayments) on the warehouse financing facilities was $4.1 million and $3.5 million for the quarters ended March 31, 1997 and March 31,1996, respectively.

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




   The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 day London Interbank Offered Rate ("LIBOR"), expires on June 30, 1997. The Company's $25 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 or 90 day LIBOR, expires on March 5, 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (or obtain replacement or additional financing) in the future.

   In February 1997 the Company entered into agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that were controlled by related parties. These lines of credit are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10%, have a combined borrowing limit of $15 million and expire on July 31, 1998. As of March 31, 1997, $9.7 million was outstanding on these lines.

   As of March 31, 1997 the Company had commitments to fund loans of $6.7 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $0.8 million and $0.4 million for the quarters ended March 31, 1997 and March 31, 1996 respectively.

   As an S corporation, the Company paid dividends, including amounts to be used by the stockholders for the payment of personal income taxes on the earnings of the S corporation, of $6.1 million for the quarter ended March
31, 1996.  Since the completion of the Company's Initial Public Offering in
July 1996 the Company has been taxed as a C corporation and no dividends have been declared.



PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES

        Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not Applicable.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit
  No.                Description of Exhibit
  ---                ----------------------
3.1    Certificate of Incorporation of the Company (Incorporated by
       reference to Exhibit 3.1 to the Company's Registration Statement on
       Form S-1, Commission File No. 333-3633)
3.2    Bylaws of the Company  (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No.
       333-3633)
4.1    1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File
       No. 333-3633)
4.1.1  Form of Incentive Stock Option Agreement for use with 1996 Stock
       Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the
       Company's Annual Report on Form 10-K for the year ended December 31,
       1996, Commission File No. 0-28706)
4.1.2  Form of Non-qualified Stock Option Agreement for use with 1996 Stock
       Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the
       Company's Annual Report on Form 10-K for the year ended December 31,
       1996, Commission File No. 0-28706)
10.1   Warehouse Financing Facility dated October 29, 1993  (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
       Form S-1, Commission File No. 333-3633)
10.2   Form of Pooling and Servicing Agreement  (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1,
       Commission File No. 333-3633)
10.3   Corporate Headquarters Lease (Incorporated by reference to Exhibit
       10.3 to the Company's Registration Statement on Form S-1, Commission
       File No. 333-3633)
10.4   S Distribution Notes  (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No.
       333-3633)
10.5   Mason Employment Agreement  (Incorporated by reference to Exhibit
       10.5 to the Company's Registration Statement on Form S-1, Commission
       File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the
       Company's Annual Report on Form 10-K for the year ended December 31,
       1996, Commission File No. 0-28706)
10.6   Form of Directors' and Officers' Indemnity Agreement  (Incorporated
       by reference to Exhibit 10.7 to the Company's Registration Statement
       on Form S-1, Commission File No. 333-3633)
10.7   Mortgage Loan Purchase and Sale Agreement dated as of July 1, 1996 between Nationscapital Mortgage Corporation and the Company*
10.8   Mortgage Loan Purchase and Sale Agreement dated as of July 1, 1996 between Coast Security Mortgage Inc. and the Company*
10.9   Chisick Employment Agreement  (Incorporated by reference to Exhibit
       10.10 to the Company's Registration Statement on Form S-1, Commission
       File No. 333-3633)
10.10  Reimbursement Agreement  (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File
       No. 333-3633)
10.11  Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form
       10-Q for the period ended September 30, 1996, Commission File No.
       0-28706)
10.12  Interim Warehouse and Security Agreement dated as of February 15,
       1997 between Nationscapital Mortgage Corporation and the Company*
10.13  Interim Warehouse and Security Agreement dated as of February 15,
       1997 between Coast Security Mortgage and the Company *
10.14  Smith Loan *
11.1   Statement re: computation of  net income per share for the quarters ended March 31, 1997 and 1996*
27     Financial Data Schedule*
---------------------
* Filed herewith.

   (b)   Reports on Form 8-K
         None







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST ALLIANCE CORPORATION
                                             Registrant



Date:   May 12, 1997              /s/  BRIAN CHISICK
       --------------             ----------------------------
                                       Brian Chisick
                                  President and Chief Executive Officer



Date:   May 12, 1997             /s/  MARK MASON
       --------------            ------------------------------
                                      Mark K. Mason
                                  Executive Vice President
                                 Principal Financial Officer









EXHIBIT 11.1  COMPUTATION OF NET INCOME PER SHARE

                       FIRST ALLIANCE CORPORATION
                  COMPUTATION OF NET INCOME PER SHARE
              FOR THE QUARTERS ENDED MARCH 31 1997 AND 1996
              (Dollars in thousands except per share amounts)
                                                                         For the Quarter Ended
                                                                                March 31
                                                                        -----------------------
                                                                           1997        1996
                                                                       -----------  -----------
DATA AS TO EARNINGS - Net Income.......................................$    7,684   $    7,742
                                                                       ===========  ===========


DATA AS TO NUMBER OF COMMON AND COMMON EQUIVALENT
   SHARES - PRIMARY NET INCOME PER SHARE
   Weighted average number of shares outstanding
     Class A and Class B Common Stock..................................14,785,634   10,750,000
   Reduction of outstanding shares assuming average balance of deferred stock compensation plus tax benefits credited to
     capital on assumed exercise used as proceeds invested in
     treasury stock (at average market prices during each period)......   (52,930)     (99,593)
   Common equivalent shares assuming issuance of shares represented by outstanding stock options:
     Additional shares assumed to be issued............................   522,970
     Reduction of such additional shares assuming proceeds plus tax benefits credited to capital on assumed exercise invested in treasury stock (at average market prices during each period)...  (406,226)
                                                                       -----------  -----------

   Weighted average number of common and common equivalent shares
     outstanding.......................................................14,849,448   10,650,407
                                                                       ===========  ===========
   PRIMARY NET INCOME PER SHARE........................................$     0.52   $     0.73
                                                                       ===========  ===========


DATA AS TO NUMBER OF COMMON AND COMMON  EQUIVALENT
      SHARES - FULLY DILUTED NET  INCOME PER SHARE:
      Weighted average number of shares outstanding
         Class A and Class B Common Stock..............................14,785,634   10,750,000
      Reduction of outstanding shares assuming ending balance of deferred stock compensation plus tax benefits credited to
         capital on assumed exercise used as proceeds invested in
         treasury stock (at average market prices during each period)...  (52,930)     (99,593)
      Common equivalent shares assuming issuance of shares represented by outstanding stock options:
         Additional shares assumed to be issued.........................  522,970
            Reduction of such additional shares assuming proceeds plus tax benefits credited to capital on assumed exercise
            invested in treasury (at average market prices during each period)..................................................... (406,226)
                                                                       -----------  -----------

      Weighted average number of common and common equivalent shares
        outstanding....................................................14,849,448   10,650,407
                                                                       ===========  ===========

      FULLY DILUTED NET INCOME PER SHARE...............................$     0.52   $     0.73
                                                                       ===========  ===========

Reference is made to ITEM 1. FINANCIAL STATEMENTS:  Notes to Consolidated
Financial Statements - Note 1
