Form 10-Q
period 1997-06-30
FIRST ALLIANCE CORP /DE/
filed 1997-08-01
CIK 1029321

============================================================================

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
  [X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                     OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from_________ to _________

                     Commission file number  0-28706
                                            --------

                        FIRST ALLIANCE CORPORATION
          (Exact name of registrant as specified in its charter)

      Delaware                                         33-0721183
--------------------                             ---------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

             17305 Von Karman Avenue, Irvine, California 92614
             -------------------------------------------------
         (Address of principal executive offices including ZIP Code)

                              (714) 224-8500
                              --------------
                    (Registrant's telephone number
                           including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No __

   As of July 21, 1997 registrant had outstanding 3,787,098 shares of Class A Common Stock and 10,750,000 shares of Class B Common Stock, respectively.

============================================================================

                        FIRST ALLIANCE CORPORATION

                                    INDEX

                                                                Page
                                                                ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition
          (Unaudited) as of June 30, 1997 and
          December 31, 1996....................................    1

          Consolidated Statements of Income (Unaudited)
          for the quarters and six months ended June 30,
          1997 and 1996........................................    2

         Consolidated Statements of Cash Flows (Unaudited)
         for the quarters and six months ended June 30, 1997
         and 1996..............................................    3

         Notes to Consolidated Financial Statements............    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ("MD&A")..........    7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................   14

Item 2.  Changes in Securities.................................   14

Item 3.  Defaults Upon Senior Securities.......................   14

Item 4.  Submission of Matters to a Vote of Security Holders...   14

Item 5.  Other Information.....................................   14

Item 6.  Exhibits and Reports on Form 8-K

               a.  Exhibits....................................   15

               b.  Reports on Form 8-K.........................   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FIRST ALLIANCE CORPORATION
             CONSOLIDATED  STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)

                                                     June 30,    December 31,
                                                       1997          1996
                                                    -----------   -----------
                                                           (Unaudited)
                                ASSETS
Cash and cash equivalents.......................... $   17,093    $   27,414
Receivable from trusts.............................      3,593         2,671
Loans held for sale................................     18,075        11,023
Warehouse financing receivable.....................      7,233
Loans receivable held for investment...............      2,205         2,432
Residual interests in securities-at fair value.....     37,377        29,253
Mortgage servicing rights..........................      7,207         6,025
Property, net......................................      4,775         3,098
Deferred taxes.....................................        911         3,101
Real estate owned, net.............................        242           312
Prepaid expenses and other assets..................      1,263         2,128
                                                    -----------   -----------
    Total assets................................... $   99,974    $   87,457
                                                    ===========   ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities........... $    5,320    $    3,952
Income taxes payable...............................      6,094         5,396
Notes payable......................................        109           131
                                                    -----------   -----------
    Total liabilities..............................     11,523         9,479
                                                    -----------   -----------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value per share;
    1,000,000 shares authorized; no shares
    outstanding....................................
Class A Common Stock, $.01 par value per share;
    25,000,000 shares authorized; shares issued
    and outstanding: 4,044,024 at June 30, 1997;
    4,025,000 at December 31, 1996.................         40            40
Class B Common Stock, $.01 par value per share;
    15,000,000 shares authorized; shares issued
    and outstanding: 10,750,000 at June 30,1997
    and December 31, 1996..........................        108           108
Additional paid in capital.........................     65,041        64,643
Retained earnings..................................     29,888        14,338
Treasury stock-at cost: 259,500 shares at
    June 30, 1997..................................     (5,612)
Deferred stock compensation........................     (1,011)       (1,113)
Foreign currency translation.......................         (3)          (38)
                                                    -----------   -----------
   Total stockholders' equity......................     88,451        77,978
                                                    -----------   -----------
     Total liabilities and stockholders' equity.... $   99,974    $   87,457
                                                    ===========   ===========

               See notes to consolidated financial statements.

                                     FIRST ALLIANCE CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in thousands except per share amounts)

                                               For the Quarter               For the Six Months
                                                 Ended June 30,                Ended June 30,
                                          ---------------------------   ---------------------------
                                              1997           1996           1997           1996
                                          ------------   ------------   ------------   ------------
                                                                 (Unaudited)
REVENUE:
   Loan origination and sale............. $    16,382    $    11,880    $    31,786    $    21,251
   Loan servicing and other fees.........       1,911          2,244          3,855          4,487
   Interest and other....................       4,951          2,900          9,040          6,096
                                          ------------   ------------   ------------   ------------
      Total revenue......................      23,244         17,024         44,681         31,834
EXPENSE:
   Compensation and benefits.............       4,630          3,531          8,906          6,727
   Advertising...........................       1,499            818          2,657          1,758
   Professional services and other fees..         838            466          1,448            927
   Rent..................................         433            372            833            742
   Supplies..............................         665            306          1,095            641
   Depreciation and amortization.........         207            178            376            317
   Interest..............................         400          1,024            712          1,787
   Legal.................................         551            306            779            452
   Travel and training...................         360            244            710            409
   Other.................................         493            473          1,137            908
                                          ------------   ------------   ------------   ------------
   Total expense.........................      10,076          7,718         18,653         14,668
                                          ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX PROVISION.......      13,168          9,306         26,028         17,166

INCOME TAX PROVISION.....................       5,302            139         10,478            257
                                          ------------   ------------   ------------   ------------

NET INCOME............................... $     7,866    $     9,167    $    15,550    $    16,909
                                          ============   ============   ============   ============

NET INCOME PER SHARE..................... $      0.53    $      0.86    $      1.05    $      1.59
                                          ============   ============   ============   ============

Weighted average number of common
   shares outstanding....................  14,714,213     10,650,407     14,790,339     10,650,407


                          See notes to consolidated financial statements

                                                  2

                                     FIRST ALLIANCE CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                                For the Quarter              For the Six Months
                                                 Ended June 30,                Ended June 30,
                                         ---------------------------   ---------------------------
                                             1997           1996           1997            1996
                                          ------------   ------------   ------------   ------------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................  $     7,866    $     9,167    $    15,550    $     6,909
Adjustments to reconcile net
 income to net cash
   (used in) provided by operating
     activities:
   Capitalized residual interests and
     mortgage servicing rights..........       (5,413)        (2,469)       (10,388)        (4,530)
   Loan origination and sale
     revenue - other....................      (11,537)        (9,329)       (22,049)       (16,422)
   Deferred income taxes................         (353)                        2,190
   Net accretion of residual interests
     in securities......................         (365)           109           (216)           183
   Deferred stock compensation..........           51                           102
   Accretion of discounts on loan
     receivable.........................          (60)           (80)           (98)          (136)
   Amortization of mortgage servicing
     rights.............................          692            449          1,298            789
   Depreciation and amortization........          207            178            376            317
   Foreign currency transaction
     (gain) loss........................          (88)                           81
   Loss on sales of real estate owned
     and property.......................            6            156             39            136
Loans originated or purchased for
 sale, net of loan fees.................     (106,163)       (72,226)      (201,497)      (140,638)
Sale of regular interests in
 securities.............................       75,000         74,972        148,000        127,391
Proceeds from sale of loans.............       36,134         20,092         67,919         41,410
Changes in assets and liabilities:
   Receivable from trusts...............          870            484           (922)        (2,319)
   Prepaid expenses and other assets....          357            874            865            905
   Accounts payable and accrued
     liabilities........................          954           (238)         1,364           (117)
   Income taxes payable.................        1,287                           772
                                          ------------   ------------   ------------   ------------
      Net cash (used in) provided by
        operating activities............         (555)        22,139          3,386         23,878
                                         ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................       (1,237)          (453)        (2,051)          (896)
Collections on loans receivable.........          374            515            781            757
Additions to real estate owned..........          (78)                         (166)
Net repayments (advances) on warehouse
  financing receivable..................        2,445                        (7,233)
Proceeds from sales of real estate
  owned and property....................          361            726            361            794
                                          ------------   ------------   ------------   ------------
Net cash provided by (used in)
  investing activities..................        1,865            788         (8,308)           655
                                          ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on warehouse financing
  facilities............................         (117)        (9,522)                       (7,740)
Payments on notes payable...............         (102)          (422)          (104)          (522)
Cash dividends..........................                      (5,331)                      (11,432)
Proceeds from issuance of notes
  payable to stockholder................                                                     1,000
Payments on notes payable to
  stockholder...........................                      (1,000)                       (1,000)
Purchase of treasury stock..............       (5,612)                       (5,612)
Proceeds from exercise of stock options.           17                           324
                                          ------------   ------------   ------------   ------------
Net cash used in financing activities...       (5,814)       (16,275)        (5,392)       (19,694)
                                          ------------   ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.          (12)                           (7)
                                          ------------   ------------   ------------   ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS..................       (4,516)         6,652        (10,321)         4,839
CASH AND CASH EQUIVALENTS, beginning
  of period.............................       21,609          2,206         27,414          4,019
                                          ------------   ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of
  period................................  $    17,093    $     8,858    $    17,093    $     8,858
                                          ============   ============   ============   ============


                         See notes to consolidated financial statements.


                                    FIRST ALLIANCE CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                        (Dollars in thousands)

                                               For the Quarter               For the Six Months
                                                 Ended June 30,                Ended June 30,
                                           ---------------------------   ---------------------------
                                              1997            1996         1997             1996
                                           ------------   ------------   ------------   ------------
                                                                  (Unaudited)
SUPPLEMENTAL INFORMATION:
   Interest paid.......................... $       400    $     1,041    $       717    $     1,842
                                           ============   ============   ============   ============
   Income taxes paid...................... $     4,367    $       326    $     7,534    $       326
                                           ============   ============   ============   ============

SUPPLEMENTAL INFORMATION ON NONCASH
INVESTING AND FINANCING ACTIVITIES:
   Exchange of loans for regular and residual
     interests in securities.............. $    75,002    $    75,255    $   148,003    $   127,675
                                           ============   ============   ============   ============
   Dividends declared and unpaid..........                                              $     3,669
                                                                                        ============
   Distribution of S Distribution Notes...                $    44,020                   $    44,020
                                                          ============                  ============


                       See notes to consolidated financial statements.

                                                  4

                       FIRST ALLIANCE CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


NOTE 1.  GENERAL

   The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

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

HEDGING ACTIVITIES

   The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury securities. For accounting purposes, short sales of United States Treasury securities are not considered to be a hedge. Therefore, when selling short United States Treasury securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of loans hedged. There were no deferred gains or losses on hedging activities at June 30, 1997 and December 31, 1996. Losses recognized on hedging activities were $165,000 and $91,000 for the quarter and six months ended June 30, 1997, respectively, and gains recognized on hedging activities were $513,000 for the quarter and six months ended June 30, 1996.

STOCK REPURCHASE PROGRAM

   In April 1997, the Board of Directors approved a stock repurchase program under which the Company is authorized to purchase up to 1,000,000 shares of its Class A Common Stock. During the quarter ended June 30, 1997, the Company repurchased 259,500 shares of its common stock at a cost of $5.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

   In June of 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods ending after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June of 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for annual and interim periods ending after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

OVERVIEW

   The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of four offices in the United Kingdom and 27 offices in the United States, seven of which are located in California, two of which are located in each of Florida, Illinois, New York, New Jersey and Maryland and one of which is located in each of Oregon, Washington, Colorado, Utah, Arizona, Ohio, Massachusetts, Georgia, Virginia and Pennsylvania. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in the form of Real Estate Mortgage Investment Conduit ("REMIC") trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

   The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

   Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized, the residual interests retained by the Company and the mortgage servicing rights retained by the Company, based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities and, as such, records the residual interests at fair value. The difference between the fair value and the allocated cost is recorded as a gain on sale of securities and is included in loan origination and sale revenue.

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

RECENT DEVELOPMENTS

   In June 1997 the Company entered into an agreement to acquire Standard Pacific Savings, F.A. ("Savings"), a federally chartered thrift based in Newport Beach, California. The estimated value of the transaction is expected to be $9.0 million, with the final value to be $0.6 million in excess of the stockholder's equity at the date of acquisition. Savings will provide the Company with a platform for issuing credit card and other financial services products. The acquisition is subject to the approval of the Office of Thrift Supervision.

   In July 1997 the Company entered into an agreement with Mego Mortgage Corporation ("Mego") under which the Company will originate loan products for purposes of debt consolidation and/or home improvement at up to 125% loan-to-value ("High LTV Loans"), according to Mego's underwriting guidelines. The Company will sell such High LTV Loans on a servicing-released basis to Mego at funding.

   In February, 1997 the Company entered into an affinity credit card relationship with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under this relationship, Fidelity will issue credit cards that bear the Company's name and that the Company will market and service. Fidelity will fund the affinity card balances, on which it will earn a yield guaranteed by the Company. Fidelity will pay the Company for its solicitation services, customer service and collections and for the credit enhancement of the credit card balances provided by the Company. Under the terms of this credit enhancement, the Company has indemnified Fidelity for losses it may suffer as a result of the affinity card program.

LOAN ORIGINATIONS AND PURCHASES

                                                    At or for the Quarter   At or for the Six Months
                                                       Ended June  30,          Ended June 30,
                                                   ----------------------  -------------------------
                                                     1997         1996        1997        1996
                                                   ----------   ----------   ----------   ----------
                                                               (Dollars in thousands)
Loan originations and purchases:
   Retail originations............................ $  92,146    $  72,868    $ 181,681    $ 135,147
   Wholesale purchases............................    22,659        7,336       38,441       20,791
                                                   ----------   ----------   ----------   ----------
   Total.......................................... $ 114,805    $  80,204    $ 220,122    $ 155,938
                                                   ==========   ==========   ==========   ==========
Number of retail branches as of the end of the
  period:
   United States:
     California...................................                                   7            6
     Other states.................................                                  19           13
   United Kingdom.................................                                   3
                                                                             ----------   ----------
     Total........................................                                  29           19
                                                                             ==========   ==========

Weighted average initial interest rate............      9.5%          9.8%         9.4%         9.5%
Weighted average initial combined loan-to
  -value ratio....................................     63.3%         62.6%        63.5%        62.4%
Average retail origination loan size.............. $     86     $      85     $     87    $      83


   For the quarter and six months ended June 30, 1997, originations and purchases increased 43% and 41%, respectively, as compared to the corresponding periods in 1996. Retail originations increased 26% and 34% for the quarter and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996, primarily as a result of origination volume from new retail branch offices opened in 1997 and 1996. Wholesale purchases for the quarter and six months ended June 30, 1997 increased 209% and 85%, respectively, as compared to the corresponding periods in 1996, as increased premiums available in the secondary market allowed the Company to purchase and sell wholesale loans profitably. Prior to 1997, all wholesale purchases were securitized by the Company.

LOAN SALES

                                                      For the Quarter         For the Six Months
                                                       Ended June  30,          Ended June 30,
                                                   ----------------------  -------------------------
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                               (Dollars in thousands)
Securitizations................................... $  75,002    $  75,255    $ 148,003    $ 127,675
Whole loan sales..................................    35,416       20,426       66,518       42,400
                                                   ----------   ----------   ----------   ----------
   Total.......................................... $ 110,418    $  95,681    $ 214,521    $ 170,075
                                                   ==========   ==========   ==========   ==========

   Loan sales, including securitizations of loans, for the quarter and six months ended June 30, 1997 increased 15% and 26% over the corresponding periods in 1996. The increases in loan sales for the quarter and six months ended June 30, 1997 are the result of sales of the increased volume of loan originations and purchases.

COMPOSITION OF REVENUE AND EXPENSE

   The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                       For the Quarter         For the Six Months
                                                        Ended June 30,           Ended June 30,
                                                   -----------------------   -----------------------
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
REVENUE:
   Loan origination and sale:
      Gain on sale of loans.......................      23.4%        10.9%        23.4%        10.2%
      Net loan origination and other fees.........      47.1         58.9         47.8         56.5
   Loan servicing and other fees..................       8.2         13.2          8.6         14.1
   Interest and other.............................      21.3         17.0         20.2         19.2
                                                   ----------   ----------   ----------   ----------
      Total revenue...............................     100.0        100.0        100.0        100.0
                                                   ----------   ----------   ----------   ----------
EXPENSE:
   Compensation and benefits......................      19.9         20.7         19.9         21.1
   Advertising....................................       6.4          4.8          5.9          5.5
   Professional services and other fees...........       3.6          2.7          3.2          2.9
   Rent...........................................       1.9          2.2          1.9          2.3
   Supplies.......................................       2.9          1.8          2.5          2.0
   Depreciation and amortization..................       0.9          1.0          0.8          1.0
   Interest.......................................       1.7          6.0          1.6          5.6
   Legal..........................................       2.4          1.8          1.7          1.4
   Travel and training............................       1.5          1.4          1.6          1.3
   Other..........................................       2.1          2.9          2.6          3.0
                                                   ----------   ----------   ----------   ----------
      Total expense...............................      43.3         45.3         41.7         46.1
                                                   ----------   ----------   ----------   ----------
Income before income tax provision................      56.7         54.7         58.3         53.9
Income tax provision (1)..........................      22.9          0.9         23.5          0.8
                                                   ----------   ----------   ----------   ----------
Net income........................................      33.8%        53.8%        34.8%        53.1%
                                                   ===========   =========   ==========   ==========


(1) As a result of the Company's Initial Public Offering, completed in July 1996, the Company's tax status changed from that of an S corporation to that of a C corporation. As a C corporation, the Company is subject to Federal and state income taxes. As an S corporation, the Company's taxable income was included in the individual returns of the stockholders, and the Company was only subject to certain state taxes, primarily in California.

RESULTS OF OPERATIONS
---------------------

REVENUE

   The following table sets forth the components of the Company's revenue for the periods indicated:

                                                      For the Quarter           For the Six Months
                                                        Ended June 30,            Ended June 30,
                                                   -----------------------   -----------------------
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
   Loan origination and sale:
      Gain on sale of loans (1)................... $   5,442    $   1,852    $  10,436    $   3,256
      Net loan origination and other fees.........    10,940       10,028       21,350       17,995
   Loan servicing and other fees..................     1,911        2,244        3,855        4,487
   Interest and other.............................     4,951        2,900        9,040        6,096
                                                   ----------   ----------   ----------   ----------
Total revenue..................................... $  23,244    $  17,024    $  44,681    $  31,834
                                                   ==========   ==========   ==========   ==========

(1)  Excluding net loan origination and other fees.

   Total revenue increased 36.5% or $6.2 million and 40.4% or $12.8 million for the quarter and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996 primarily due to higher loan origination and sale revenue and higher interest income from residual interests and loans held for sale.

   Loan origination and sale revenue increased $4.5 million to $16.4 million and $10.5 million to $31.8 million for the quarter and six months ended June 30, 1997, respectively, from the corresponding periods in 1996, primarily due to increases in loan sales and increases in premiums received on loan sales.

   Gain on sale of loans increased $3.6 million and $7.2 million for the quarter and six months ended June 30, 1997, respectively, from the corresponding periods in 1996 as a result of increases in the volume of loans sold and increases in the weighted average gain on sale of loans. The weighted average gain on sale of loans as a percentage of loan principal balances sold increased to 4.9% for each of the quarter and six months ended June 30, 1997 from 1.9% for each of the corresponding periods in 1996. Gain on sales of securitized loans increased to 5.3% and 5.2% for the quarter and six months ended June 30, 1997, respectively, from 2.5% and 2.3% for the quarter and six months ended June 30, 1996, respectively. These increases are primarily due to increases in the weighted average initial interest rate spreads (the difference between the initial weighted average loan interest rates for the loans included in the securitization and the initial weighted average pass-through rates paid to holders of regular interests in the securitization) for residual interests originated to 3.3% and 3.2% for the quarter and six months ended June 30, 1997, respectively, from 2.5% for the quarter and six months ended June 30, 1996. In addition, the weighted average gain on whole loan sales increased to 4.2% and 4.1% for the quarter and six months ended June 30, 1997, respectively, as compared to 0.1% and 0.6% for the quarter and six months ended June 30, 1996. The Company's whole loan sales consist of bulk sales, for which the Company receives a premium over the principal balance of the loans, and flow sales, which represent sales of smaller groups of loans, which the Company generally sells for the principal balance of the loans. The increase in the weighted average gain on whole loan sales is primarily a result of increases in premiums available in the secondary market and increases in the percentage of whole loan sales sold through bulk sales.

   During the quarter and six months ended June 30, 1997 net loan origination and other fees increased 9% and 19%, respectively, due primarily to increases in sales of retail originations of 9% and 23%, respectively.

   Loan servicing and other fees as an annualized percentage of the average servicing portfolio decreased to 1.1% and 1.2% for the quarter and six months ended June 30, 1997, respectively, as compared to 1.5% for each of the corresponding periods in 1996. As an annualized percentage of the average servicing portfolio, both servicing fees and prepayment penalties decreased by 0.1% and the amortization of mortgage servicing rights increased by 0.1% for each of the quarter and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The Company earns higher servicing fees on loans serviced for private investors and for certain securitizations originated prior to 1996 as compared to loans serviced for securitizations originated since 1996. As the proportion of loans serviced for private investors and securitizations originated prior to 1996 decreases as a percentage of the total servicing portfolio, the Company's weighted average servicing fee has decreased. The decrease in prepayment penalties is primarily the result of decreases in the level of prepayments received during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The increase in the amortization of mortgage servicing rights was primarily due to the adoption in January of 1995 of SFAS No. 122, "Accounting For Mortgage Servicing Rights," which requires the Company to capitalize the fair value of originated mortgage servicing rights and amortize the capitalized amount over the life of such assets.

   Interest income increased 72% to $4.9 million and 50% to $9.0 million for the quarter and six months ended June 30, 1997, respectively, from $2.9 million and $6.0 million for the quarter and six months ended June 30, 1996, respectively. As a result of increases in the average balance of loans held for sale, interest income from loans held for sale increased $0.9 million and $1.2 million for the quarter and six months ended June 30, 1997, respectively. Interest income from residual interests increased $0.8 million and $0.9 million for the quarter and six months ended June 30, 1997, respectively, primarily due to an increase in the average balance of residual interests for the six months ended June 30, 1997 as compared to the corresponding period in 1996. Additionally, interest income from investments increased $0.4 million and $0.9 million for the quarter and six months ended June 30, 1997, respectively. These increases were primarily attributable to increases in the balance of available cash as a result of the net proceeds from the Company's July 1996 Initial Public Offering and cash generated from operations. Cash and cash equivalents increased from $4.0 million at December 31, 1995 to $17.1 million at June 30, 1997.

EXPENSE

   The following table sets forth the components of the Company's expense for the periods indicated:

                                                      For the Quarter          For the Six Months
                                                       Ended June 30,            Ended June 30,
                                                  -----------------------   -----------------------
                                                     1997         1996         1997         1996
                                                  ----------   ----------   ----------   ----------
                                                               (Dollars in thousands)
   Compensation and benefits..................... $   4,630    $   3,531    $   8,906    $   6,727
   Advertising...................................     1,499          818        2,657        1,758
   Professional services and other fees..........       838          466        1,448          927
   Rent..........................................       433          372          833          742
   Supplies......................................       665          306        1,095          641
   Depreciation and amortization.................       207          178          376          317
   Interest......................................       400        1,024          712        1,787
   Legal.........................................       551          306          779          452
   Travel and training...........................       360          244          710          409
   Other.........................................       493          473        1,137          908
                                                  ----------   ----------   ----------   ----------
      Total expense.............................. $  10,076    $   7,718    $  18,653    $  14,668
                                                  ==========   ==========   ==========   ==========

   Total expense increased 31% to $10.1 million for the second quarter of 1997 from $7.7 million for the second quarter of 1996 and 27% to $18.7 million for the six months ended June 30, 1997 from $14.7 million for the corresponding period in 1996. These increases are primarily due to increases in compensation and benefits and advertising related to the Company's increased retail loan origination operations. These increases were offset by decreased interest expense.

   Compensation and benefits increased $1.1 million and $2.2 million for the quarter and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. These increases are a result of an increase in personnel to support the Company's retail branch office expansion.

   Advertising expense increased 83% and 51% for the quarter and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996. These increases relate to increased marketing activities resulting from the Company's retail branch office expansion.

   Professional services and other fees increased $0.4 million and $0.5 million for the quarter and six months ended June 30, 1997, respectively, as compared to the corresponding periods in 1996 primarily due to increases in recruiting costs associated with the Company's ongoing retail branch office expansion and increases in costs associated with management of delinquent loans and foreclosure activities.

   Interest expense decreased $0.6 million and $1.1 million for the quarter and six months ended June 30, 1997, respectively, as compared to the quarter and six months ended June 30, 1996. The additional cash and cash equivalents available at the beginning of the first quarter of 1997 were used to fund loan originations and purchases resulting in decreases in the average balance outstanding on the warehouse financing facility in the first six months of 1997 as compared to the corresponding period in 1996. In addition, during the second quarter of 1996 the Company paid interest on an S distribution note of $0.4 million. No such notes were outstanding in 1997.

   The increases in supplies, legal and travel and training expenses for the quarter and six months ended June 30, 1997 as compared to the corresponding periods in 1996 is primarily due to the increased activity related to the increase in the number of retail branch offices.

SERVICING

   The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                             As of
                              ----------------------------------------------------------------------
                                  June 30, 1997        December 31, 1996          June 30, 1996
                              ---------------------  -----------------------  ----------------------
                                             % of                    % of                     % of
                             (Dollars in  Servicing  (Dollars in  Servicing  (Dollars in  Servicing
                              thousands)  Portfolio   thousands)  Portfolio   thousands)  Portfolio
                              ----------  ----------  ----------  ----------  ----------  ----------
Servicing Portfolio.......... $ 692,243               $ 641,191               $ 603,851
                              ==========              ==========              ==========
30-59 days delinquent........ $   7,100        1.0%   $   9,359        1.5%   $   9,853        1.6%
60-89 days delinquent........     5,350        0.8        6,704        1.0        7,257        1.2
90 days or more delinquent...    16,075        2.3       19,081        3.0       19,799        3.3
                              ----------  ----------  ----------  ----------  ----------  ----------
   Total delinquencies....... $  28,525        4.1%   $  35,144        5.5%   $  36,909        6.1%
                              ==========  ==========  ==========  ==========  ==========  ==========
   REO (1)................... $   4,989        0.7%   $   3,951        0.6%   $   6,350        1.1%
                              ==========  ==========  ==========  ==========  ==========  ==========

                                                      For the Quarter           For the Six Months
                                                        Ended June 30,            Ended June 30,
                                                   -----------------------   -----------------------
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
Average servicing portfolio balance
  outstanding (2)................................. $ 679,200    $ 607,785    $ 666,437    $ 610,270
Net losses (3)....................................       520          321        1,000          786
Percentage of average servicing portfolio
  - annualized....................................       .31%         .21%         .30%         .26%
______________


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Historically, the Company has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interests, borrowings under its warehouse financing facilities, distributions received from residual interests, interest income and loan servicing income. The Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of its warehouse financing facilities, capital expenditures, operating and administrative expenses and payment of income taxes. At origination of a loan, the Company includes the loan origination fees in the principal balance, and, if not utilizing available cash, borrows the approximate principal balance of the loan under its warehouse financing facilities. As the amount funded to the borrower is net of the loan origination fees, the Company generates cash approximating the loan origination fees at the time of funding of the loan under the warehouse financing facilities. Total cash generated from the sale of loans and regular interests in securities is used to pay down the warehouse financing facilities. As part of its cash management strategies, the Company may utilize available cash to fund its loans held for sale. This creates an inventory of loans on which the Company can immediately borrow funds from its warehouse financing facilities. Cash provided by (used in) operating activities plus the change in loans held for sale was $5.8 million and $10.4 million for the quarter and six months ended June 30, 1997, respectively, and $8.5 million and $11.9 million for the quarter and six months ended June 30, 1996 respectively. The decrease in cash provided by operating activities plus the change in loans held for sale for the quarter and six months ended June 30, 1997 as compared to the corresponding periods in 1996 was primarily due to the Company's status as an S Corporation in 1996. As an S corporation, the Company's taxable income was included in the individual returns of the stockholders, and the Company was only subject to certain state taxes, primarily in California.

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

   The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 day London Interbank Offered Rate ("LIBOR"), expires on June 30, 1998. The Company's $25 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 or 90 day LIBOR, expires on March 5, 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (or obtain replacement or additional financing) in the future.

   In February 1997 the Company entered into agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that were controlled by related parties. These lines of credit are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10%, have a combined borrowing limit of $15 million and expire on July 31, 1998. As of June 30, 1997, an aggregate of $7.2 million was outstanding on these lines.

   In connection with its stock repurchase program, the Company repurchased 259,500 shares of its Class A Common Stock for $5.6 million during the second quarter of 1997.

   As of June 30, 1997 the Company had commitments to fund loans of $6.1 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $1.2 million and $2.1 million for the quarter and six months ended June 30, 1997, respectively, and $0.5 million and $0.9 million for the corresponding period in 1996. In July 1997, the Company purchased an office building for $3.4 million. This facility will be used by the Company's telemarketing operations which are currently located in the two leased offices.

   The estimated purchase price for Savings of $9.0 million is expected to be funded by the Company from available cash.

   As an S corporation, the Company paid dividends, including amounts to be used by the stockholders for the payment of personal income taxes on the earnings of the S corporation, of $6.1 million for the six months ended June 30, 1996. In addition, in 1996, in anticipation of the termination of the Company's S corporation status at the time of the Initial Public Offering, the Company distributed S distribution notes to the stockholders of the Company totaling $45.0 million. Proceeds from the Initial Public Offering were used to pay the S distribution notes in 1996. Since the completion of the Company's Initial Public Offering in July 1996 the Company has been taxed as a C corporation and no dividends have been declared.

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

ITEM 5.  OTHER INFORMATION

   Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

Exhibit
  No.                Description of Exhibit
  ---                ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2     Bylaws of the Company  (Incorporated by reference to Exhibit 3.2 to
        the Company's Registration Statement on Form    S-1, Commission File
        No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2 Form of Pooling and Servicing Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3    Corporate Headquarters Lease (Incorporated by reference to Exhibit
        10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5    Mason Employment Agreement  (Incorporated by reference to Exhibit
        10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Mortgage Loan Purchase and Sale Agreement dated as of July 1, 1996 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.8 Mortgage Loan Purchase and Sale Agreement dated as of July 1, 1996 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.9    Chisick Employment Agreement  (Incorporated by reference to Exhibit
        10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
11.1 Statement re: computation of net income per share for the quarters and six months ended June 30, 1997 and 1996*
27      Financial Data Schedule*
_________________________
* Filed herewith.

   (b)   Reports on Form 8-K
   None







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        FIRST ALLIANCE CORPORATION
                                 Registrant



Date:          7/31/97                 /s/  BRIAN CHISICK
     ---------------------           ----------------------------
                                           Brian Chisick
                               President and Chief Executive Officer



Date:          7/31/97                /s/  MARK MASON
     ---------------------           ----------------------------
                                          Mark K. Mason
                                  Executive Vice President
                                Principal Financial Officer

EXHIBIT 11.1  COMPUTATION OF NET INCOME PER SHARE

                                    FIRST ALLIANCE CORPORATION
                              COMPUTATION OF NET INCOME PER SHARE
                      FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1997
                         (Dollars in thousands except per share amounts)

                                               For the Quarter Ended      For the Six Months Ended
                                                       June 30,                    June 30,
                                              --------------------------  --------------------------
                                                  1997          1996          1997          1996
                                              ------------  ------------  ------------  ------------
DATA AS TO EARNINGS - Net Income............. $     7,866   $     9,167   $    15,550   $    16,909
DATA AS TO NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES - PRIMARY NET INCOME
  PER SHARE
  Weighted average number of shares outstanding
    Class A and Class B Common Stock.........  14,632,947    10,750,000    14,708,869    10,750,000
  Reduction of outstanding shares assuming
    average balance of deferred stock
    compensation plus tax benefits credited
    to capital on assumed exercise used as
    proceeds invested in treasury stock (at
    average market prices during each period).    (54,117)     (99,593)       (53,430)      (99,593)
  Common equivalent shares assuming issuance
    of shares represented by outstanding stock
    options:
    Additional shares assumed to be issued....    520,159                     521,557
    Reduction of such additional shares
      assuming proceeds plus tax benefits
      credited to capital on assumed exercise
      invested in treasury stock (at average
      market prices during each period)......    (436,929)                   (421,156)
                                              ------------  ------------  ------------  ------------
  Weighted average number of common and common
    equivalent shares outstanding............  14,662,060    10,650,407    14,755,840    10,650,407
                                              ============  ============  ============  ============

PRIMARY NET INCOME PER SHARE................. $      0.54   $      0.86   $      1.05   $      1.59
                                              ============  ============  ============  ============


DATA AS TO NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES - FULLY DILUTED NET INCOME
  PER SHARE:
  Weighted average number of shares outstanding
   Class A and Class B Common Stock..........   14,632,947   10,750,000    14,708,869    10,750,000
  Reduction of outstanding shares assuming
   ending balance of deferred stock
   compensation plus tax benefits credited
   to capital on assumed exercise used as
   proceeds invested in treasury stock (at
   market prices at the end of each period)..      (47,987)     (99,593)      (47,987)      (99,593)
  Common equivalent shares assuming issuance
   of shares represented by outstanding stock
   options:
   Additional shares assumed to be issued....      520,159                    521,557
   Reduction of such additional shares
   assuming proceeds plus tax benefits
   credited to capital on assumed exercise
   invested in treasury stock (at market
   prices at the end of each period).........     (390,906)                  (392,100)
                                              ------------  ------------  ------------  ------------
  Weighted average number of common and
   common equivalent shares outstanding         14,714,213   10,650,407    14,790,339    10,650,407
                                              =============  ===========  ============  ============

FULLY DILUTED NET INCOME PER SHARE........... $       0.53   $     0.86   $      1.05   $      1.59
                                              =============  ===========  ============  ============
