Form 10-Q
period 1997-09-30
FIRST ALLIANCE CORP /DE/
filed 1997-11-12
CIK 1029321

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                      OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________ to _________

                       Commission file number  0-28706
                                               -------

                          FIRST ALLIANCE CORPORATION
            (Exact name of registrant as specified in its charter)

         Delaware                                  33-0721183
  ----------------------                     ----------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)                       Number)

               17305 Von Karman Avenue, Irvine, California 92614
               -------------------------------------------------
          (Address of principal executive offices including ZIP Code)

                                (714)224-8500
                           ----------------------
                       (Registrant's telephone number
                            including area code)
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

   As of October 31, 1997 registrant had outstanding 10,763,118 shares of Class A Common Stock and 10,968,288 shares of Class B Common Stock, respectively.

                          FIRST ALLIANCE CORPORATION
                                    INDEX

                                                                        PAGE
                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (Unaudited)
          as of September 30, 1997 and December 31, 1996 ..............  1

          Consolidated Statements of Income (Unaudited) for the
          quarter and the nine months ended September 30, 1997
          and 1996 ....................................................  2

          Consolidated Statements of Cash Flows (Unaudited) for the quarter and the nine months ended September 30, 1997 and
          1996 ........................................................  3

          Notes to Consolidated Financial Statements ..................  5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ("MD&A") ................  7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................... 15

Item 2.   Changes in Securities ....................................... 15

Item 3.   Defaults Upon Senior Securities ............................. 15

Item 4.   Submission of Matters to a Vote of Security Holders ......... 15

Item 5.   Other Information ........................................... 15

Item 6.   Exhibits and Reports on Form 8-K
                 a.  Exhibits ......................................... 16
                 b.  Reports on Form 8-K .............................. 16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         FIRST ALLIANCE CORPORATION
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (Dollars in thousands)

                                                 September 30,  December 31,
                                                    1997            1996
                                                 ------------   ------------
                                                         (Unaudited)
                             ASSETS
Cash and cash equivalents........................$     4,964    $    27,414
Receivable from trusts...........................      3,051          2,671
Loans held for sale..............................     42,643         11,023
Receivable from loan sales.......................     15,388
Warehouse financing receivable...................     13,430
Loans receivable held for investment.............      2,034          2,432
Residual interests in securities-at fair value...     42,566         29,253
Mortgage servicing rights........................      8,017          6,025
Real estate owned, net...........................        242            312
Property, net....................................      8,291          3,098
Deferred taxes...................................        739          3,101
Prepaid expenses and other assets................      3,517          2,128
                                                 ------------   ------------
Total assets.....................................$   144,882    $    87,457
                                                 ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities...................$    41,825    $
Accounts payable and accrued liabilities.........      4,734          3,952
Income taxes payable.............................      3,264          5,396
Notes payable....................................        106            131
                                                 ------------   ------------
Total liabilities................................     49,929          9,479
                                                 ------------   ------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value per share;
   1,000,000 shares authorized; no shares
   outstanding...................................
Class A Common Stock, $.01 par value per share;
   25,000,000 shares authorized; shares issued
   and outstanding: 11,225,474 at September 30,
   1997; 6,037,500 at December 31, 1996..........        112             60
Class B Common Stock, $.01 par value per share;
   15,000,000 shares authorized; shares issued
   and outstanding: 10,992,323 at September 30,
   1997; 16,125,000 at December 31, 1996.........        110            161
Additional paid in capital.......................     65,270         64,570
Retained earnings................................     38,076         14,338
Treasury stock-at cost: 499,500 shares at
   September 30, 1997............................     (7,710)
Deferred stock compensation......................       (806)        (1,113)
Foreign currency translation.....................        (99)           (38)
                                                 ------------   ------------
   Total stockholders' equity....................     94,953         77,978
                                                 ------------   ------------
      Total liabilities and stockholders' equity.$   144,882    $    87,457
                                                 ============   ============

See notes to consolidated financial statements.


                                     FIRST ALLIANCE CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                           (Dollars in thousands except per share amounts)

                                                      For the Quarter         For the Nine Months
                                                     Ended September 30,      Ended September 30,
                                                 ------------------------  ------------------------
                                                     1997         1996         1997         1996
                                                 -----------  -----------  -----------  -----------
                                                                     (Unaudited)
REVENUE:
   Loan origination and sale.....................$   15,758   $   13,008   $   47,544   $   34,259
   Loan servicing and other fees.................     1,756        2,236        5,611        6,723
   Interest and other............................     5,881        3,678       14,921        9,774
                                                 -----------  -----------  -----------  -----------
      Total revenue..............................    23,395       18,922       68,076       50,756
                                                 -----------  -----------  -----------  -----------
EXPENSE:
   Compensation and benefits.....................     5,052        4,421       13,958       11,148
   Advertising...................................     1,699        1,060        4,356        2,818
   Professional services and other fees..........       881          411        2,329        1,338
   Facilities and insurance......................       926          656        2,348        1,807
   Supplies......................................       590          457        1,685        1,098
   Depreciation and amortization.................       275          238          651          555
   Interest......................................       789          592        1,501        2,379
   Legal.........................................       374          319        1,153          771
   Travel and training...........................       501          387        1,300          804
   Other.........................................       202          490          661          981
                                                 -----------  -----------  -----------  -----------
      Total expense..............................    11,289        9,031       29,942       23,699
                                                 -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAX PROVISION...............    12,106        9,891       38,134       27,057

INCOME TAX PROVISION.............................     3,918        1,258       14,396        1,515
                                                 -----------  -----------  -----------  -----------

NET INCOME.......................................$    8,188   $    8,633   $   23,738   $   25,542
                                                 ===========  ===========  ===========  ===========

NET INCOME PER SHARE.............................$     0.37   $     0.42   $     1.08   $     1.47
                                                 ===========  ===========  ===========  ===========

Weighted average number of common shares
   outstanding...................................21,866,874   20,344,339   22,044,716   17,430,626

See notes to consolidated financial statements.


                                    FIRST ALLIANCE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                                     For  the Quarter         For the Nine Months
                                                    Ended September 30,       Ended September 30,
                                                 ------------------------  ------------------------
                                                    1997         1996          1997        1996
                                                 -----------  -----------  -----------  -----------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................$    8,188   $    8,633   $   23,738   $   25,542
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Capitalized residual interests and
        mortgage servicing rights................    (6,084)      (3,708)     (16,472)      (8,238)
      Loan origination and sale revenue - other..    (9,723)      (9,297)     (31,772)     (25,719)
      Deferred income taxes......................       172       (3,187)       2,362       (3,187)
      Net accretion of residual interests in
        securities...............................      (660)        (537)        (876)        (354)
      Deferred stock compensation................       205          436          307          436
      Accretion of discounts on loans receivable.       (24)         (29)        (122)        (165)
      Amortization of mortgage servicing rights..       747          427        2,045        1,216
      Depreciation and amortization..............       275          238          651          555
      Foreign currency transaction loss..........       191                       272
      (Gain) loss on sales of real estate owned
        and property.............................        (3)         266           36          402
   Loans originated or purchased for sale,
        net of loan fees.........................  (138,889)     (70,672)    (340,386)    (211,310)
   Sale of regular interests in securities.......    85,000       69,979      233,000      197,370
   Proceeds from sale of loans...................    38,121       14,290      106,040       55,700
   Changes in:
      Receivable from trusts.....................       542         (379)        (380)      (2,698)
      Receivable from loan sales.................   (15,388)                  (15,388)
      Prepaid expenses and other assets..........    (2,257)       1,297       (1,392)       2,202
      Accounts payable and accrued liabilities...      (585)        (299)         779         (416)
      Income taxes payable.......................    (2,830)       4,314       (2,058)       4,314
                                                 -----------  -----------  -----------  -----------
         Net cash (used in) provided by
           operating activities..................   (43,002)      11,772      (39,616)      35,650
                                                 -----------  -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.............................    (3,859)        (993)      (5,911)      (1,889)
Collections on loans receivable..................       895          397        1,676        1,154
Additions to real estate owned...................                                (166)
Net advances on warehouse financing receivable...    (6,197)                  (13,430)
Proceeds from sales of real estate owned and
   property......................................        62          493          423        1,287
                                                 -----------  -----------  -----------  -----------
         Net cash (used in) provided by
           investing activities..................    (9,099)        (103)     (17,408)         552
                                                 -----------  -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse
   financing facilities..........................    41,825      (10,493)      41,825      (18,233)
Payments on notes payable........................        (3)        (301)        (107)        (823)
Purchase of treasury stock.......................    (2,098)                   (7,710)
Proceeds from exercise of stock options..........       304                       628
Proceeds from issuance of stock..................                 63,149                    63,149
Payments on S distribution notes.................                (42,520)                  (42,520)
Cash dividends...................................                 (3,653)                  (15,085)
                                                 -----------  -----------  -----------  -----------
         Net cash provided by (used in)
           financing activities..................    40,028        6,182       34,636      (13,512)
                                                 -----------  -----------  -----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........       (56)                      (62)
                                                 -----------  -----------  -----------  -----------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS..............................   (12,129)      17,851      (22,450)      22,690
CASH AND CASH EQUIVALENTS, beginning of period...    17,093        8,858       27,414        4,019
                                                 -----------  -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period.........$    4,964   $   26,709   $    4,964   $   26,709
                                                 ===========  ===========  ===========  ===========

See notes to consolidated financial statements.


                                     FIRST ALLIANCE CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS-(Continued)
                                       (Dollars in thousands)
                                                     For the Quarter         For the Nine Months
                                                    Ended September 30,      Ended September 30,
                                                 ------------------------  ------------------------
                                                    1997         1996          1997         1996
                                                 -----------  -----------  -----------  -----------
                                                                    (Unaudited)
SUPPLEMENTAL INFORMATION:
   Interest paid.................................$      575   $      603   $    1,292   $    2,445
                                                 ===========  ===========  ===========  ===========

   Income taxes paid.............................$    6,576                $   14,110   $      341
                                                 ===========               ===========  ===========


SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
AND FINANCING ACTIVITIES:
   Exchange of loans for regular and residual
       interests in securities...................$   85,002   $   69,985   $  233,005   $  197,660
                                                 ===========  ===========  ===========  ===========
   Distribution of S Distribution Notes..........             $      975                $    2,475
                                                              ===========               ===========



See notes to consolidated financial statements.

                         FIRST ALLIANCE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


NOTE 1.  GENERAL

   The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1997.

   The financial information provided herein, including the information under the heading Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filing on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1996, together with the MD&A for such period.


HEDGING ACTIVITIES

   The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of loans hedged. Gains (losses) recognized on hedging activities were $31,000 and ($60,000) for the quarter and nine months ended September 30, 1997, respectively, and $70,000 and $583,000 for the corresponding periods in 1996. The notional amount of forward sales of United States Treasury Securities at September 30, 1997 was $17.5 million with deferred gains of $4,000. There were no deferred gains or losses on hedging activities at December 31, 1996.

STOCK REPURCHASE PROGRAM

In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1,500,000 shares of its Class A Common Stock. During the quarter and nine months ended September 30, 1997, the Company repurchased 110,250 shares at a cost of $2.1 million and 499,500 shares at a cost of $7.7 million, respectively.

STOCK SPLIT

   In October 1997 the Board of Directors authorized a three-for-two split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on October 31, 1997 to shareholders of record on October 15, 1997. All share and per share data, including shares issued and outstanding and share repurchase program information is stated to reflect the stock dividend. All outstanding options under the Company's stock incentive plan have been adjusted to reflect the stock dividend. Common stock and additional paid in capital as of September 30, 1997 and December 31, 1996 have been restated to reflect the stock dividend. Prior to giving effect for the stock dividend, 7,483,649 shares of Class A common stock and 7,328,215 shares of Class B common stock were issued and outstanding at September 30, 1997. Earnings per share prior to giving effect to the stock dividend were $0.56 and $1.62 for the quarter and nine months ended September 30, 1997.

                         FIRST ALLIANCE CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share, which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard is not expected to have a material effect on the Company's consolidated financial position or results of operations.

   In June of 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as others financial statements.

   In June of 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

OVERVIEW

   The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of four offices in the United Kingdom and 28 offices in the United States, seven of which are located in California, two of which are located in each of Florida, Illinois, Maryland, New Jersey and New York, and one of which is located in each of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Ohio, Oregon, Pennsylvania, Utah, Virginia and Washington. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in the form of Real Estate Mortgage Investment Conduit ("REMIC") trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

   The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has historically allowed the Company to generate positive cash flow. There can be no assurance, however, that the Company's cash flow will continue to be positive in the future.

   Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities and, as such, records the residual interests at fair value. The difference between the fair value and the allocated cost is recorded as a gain on sale of loans and is included in loan origination and sale revenue.

   The proceeds of a securitization consist of the regular and residual interests in the REMIC trust received by the Company. The regular interests are immediately sold for cash by the Company. As the holder of the residual interests, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) pass-through principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company's right to receive these excess cash flows begins after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

   The Company's retained right to service loans entitles the Company to receive servicing fees, prepayment penalties and other miscellaneous fees associated with the collection of such loans.

RECENT DEVELOPMENTS

   In October 1997 the Board of Directors authorized a three-for-two split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on October 31, 1997 to shareholders of record on October 15, 1997.

   In October 1997 the Company entered into a repurchase facility agreement which provides for borrowings of up to $100 million, is secured by loans originated or purchased by the Company, currently bears interest at rates of 0.25% or 0.50% over 30 day LIBOR and expires on October 30, 1998.

   In August 1997 the Company entered into a warehouse financing facility agreement which provides for borrowings of up to 25 million UKP, is secured by loans originated or purchased by the Company in the United Kingdom, currently bears interest at a rate 0.925% over 30 day sterling denominated LIBOR and expires on August 31, 1998.

   In August 1997, after the Company entered into an agreement with Mego Mortgage Corporation ("Mego"), the Company began originating loans for purposes of debt consolidation and or home improvement at up to 125% loan-to-value ("High LTV Loans") according to Mego's underwriting guidelines. The Company will sell such High LTV Loans on a servicing-released basis to Mego.

   In July 1997 the Company purchased a 40,000 square foot office building in Irvine, California for $3.4 million. This facility will be used by the Company's telemarketing operations which are currently located in two leased facilities.

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



Loan Originations and Purchases

                                                    At or for the Quarter  At or for the Nine Months
                                                      Ended September 30,      Ended September 30,
                                                   -----------------------   -----------------------
                                                     1997          1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                (Dollars in thousands)
Loan originations and purchases:
     Retail originations...........................$ 101,467    $  74,052    $ 283,148    $ 209,199
     Wholesale purchases...........................   45,711        5,089       84,152       25,880
                                                   ----------   ----------   ----------   ----------
Total..............................................$ 147,178    $  79,141    $ 367,300    $ 235,079
                                                   ==========   ==========   ==========   ==========

Number of retail branches as of the end of the
  period:
     United States:
      California...................................                                  7            6
      Other states.................................                                 20           15
     United Kingdom................................                                  4            1
                                                                             ----------   ----------
      Total........................................                                 31           22
                                                                             ==========   ==========

Weighted average initial interest rate.............      9.4%         9.7%         9.4%         9.6%
Weighted average initial combined loan-to-value
  ratio:
     Retail originations...........................     65.2%        61.0%        63.7%        61.4%
     Wholesale purchases...........................     51.4%        67.0%        58.5%        67.3%
Average retail origination loan size...............$      90    $      81    $      88    $      82



   For the quarter and nine months ended September 30, 1997, originations and purchases increased 86% and 56%, respectively, as compared to the corresponding periods in 1996. Retail originations increased 37% and 35% for the quarter and nine months ended September 30, 1997, respectively, as compared the corresponding periods in 1996 primarily as a result of origination volume from new retail branch offices opened in 1997 and 1996. Wholesale purchases increased 798% and 225% for the quarter and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996, as increased premiums available in the secondary market allowed the Company to increase its purchases and sales of wholesale loans. Additionally, the Company initiated a strategy in June 1997 to purchase low loan-to-value loans secured by property located near the Company's retail offices for the purpose of marketing to these homeowners for additional borrowing needs. Purchases of low loan-to-value loans totaled $28.4 million for the quarter ended September 30, 1997.

LOAN SALES

                                                       For the Quarter        For the Nine Months
                                                      Ended September 30,     Ended September 30,
                                                   -----------------------   ----------------------
                                                     1997         1996          1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
Securitizations....................................$  85,002    $  69,985    $ 233,005    $ 197,660
Whole loan sales...................................   37,280       14,487      103,799       56,887
                                                   ----------   ----------   ----------   ----------
   Total...........................................$ 122,282    $  84,472    $ 336,804    $ 254,547
                                                   ==========   ==========   ==========   ==========



   Loan sales, including securitizations of loans, for the quarter and nine months ended September 30, 1997 increased 45% and 32% over the corresponding periods in 1996. The increases in loan sales were the result of the sale of the increased volume of originations and purchases.


COMPOSITION OF REVENUE AND EXPENSE

   The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:


                                                       For the Quarter        For the Nine Months
                                                      Ended September 30,      Ended September 30,
                                                      1997        1996          1997         1996
                                                   ----------   ----------   ----------   ----------
REVENUE:
   Loan origination and sale:
   Gain on sale of loans...........................     21.5%        18.5%        22.7%        13.3%
   Net loan origination and other fees.............     45.8         50.2         47.1         54.2
   Loan servicing and other fees...................      7.5         11.8          8.2         13.2
   Interest and other..............................     25.2         19.5         22.0         19.3
                                                   ----------   ----------   ----------   ----------
      Total revenue................................    100.0        100.0        100.0        100.0
                                                   ----------   ----------   ----------   ----------
EXPENSE:
   Compensation and benefits......................      21.6         23.4         20.5         22.0
   Advertising....................................       7.3          5.6          6.4          5.6
   Professional services and other fees...........       3.8          2.2          3.4          2.6
   Facilities and insurance.......................       3.9          3.5          3.4          3.6
   Supplies.......................................       2.5          2.4          2.5          2.2
   Depreciation and amortization..................       1.2          1.3          1.0          1.1
   Interest.......................................       3.4          3.1          2.2          4.7
   Legal..........................................       1.6          1.7          1.7          1.5
   Travel and training............................       2.1          2.0          1.9          1.6
   Other..........................................        .9          2.5          1.0          1.8
                                                   ----------   ----------   ----------   ----------
      Total expense...............................      48.3         47.7         44.0         46.7
                                                   ----------   ----------   ----------   ----------
Income before income tax provision................      51.7         52.3         56.0         53.3
Income tax provision (1)..........................      16.7          6.7         21.1          3.0
                                                   ----------   ----------   ----------   ----------
Net income........................................      35.0%        45.6%        34.9%        50.3%
                                                   ==========   ==========   ==========   ==========


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

RESULTS OF OPERATIONS

REVENUE

   The following table sets forth the components of the Company's revenue for the periods indicated:




                                                       For the Quarter        For the Nine Months
                                                      Ended September 30,      Ended September 30,
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
   Loan origination and sale:
     Gain on sale of loans (1).....................$   5,035    $   3,505    $  15,471    $   6,761
     Net loan origination and other fees...........   10,723        9,503       32,073       27,498
   Loan servicing and other fees...................    1,756        2,236        5,611        6,723
   Interest and other..............................    5,881        3,678       14,921        9,774
                                                   ----------   ----------   ----------   ----------
     Total revenue.................................$  23,395    $  18,922    $  68,076    $  50,756
                                                   ==========   ==========   ==========   ==========




(1) Excluding net loan origination and other fees.

   Total revenue increased 24% or $4.5 million and 34% or $17.3 million for the quarter and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996 primarily due to higher loan origination and sale revenue and higher interest income from residual interests and loans held for sale.

   Loan origination and sale revenue increased to $15.8 million and $47.5 million for the quarter and nine months ended September 30, 1997, respectively, from $13.0 million and $34.3 million for the corresponding periods in 1996 primarily due to an increase in loan sales and, for the nine month period, an increase in premiums received on loan sales.

   Gain on sale of loans increased 44% to $5.0 million and 129% to $15.5 million for the quarter and nine months ended September 30, 1997, respectively, from the corresponding periods in 1996. The increase for the quarter is due to a 45% increase in the balance of loans sold. For the nine months ended September 30, 1997, the increase is due to a 32% increase in the balance of loans sold and an increase in the weighted average gain on sale of loans as a percentage of loan principal balances sold. The weighted average gain on sale of loans increased to 4.6% of loans sold for the nine months ended September 30, 1997 as compared to 2.7% for the corresponding period in 1996. The weighted average gain on sale of loans securitized increased to 4.9% of loans securitized for the nine months ended September 30, 1997 as compared to 3.1% for the corresponding period in 1996. This increase is primarily due to an increase in the weighted average initial interest rate spreads (the difference between the initial weighted average interest rates for the loans included in the securitization and the initial weighted average pass-through rates paid to holders of the regular interests in the securitization) in residual interests originated to 3.2% for the nine months ended September 30, 1997 from 2.7% for the corresponding period in 1996. In addition, the weighted average gain on whole loan sales increased to 4.0% of loans sold for the nine months ended September 30, 1997 as compared to 1.2% for the corresponding period in 1996. The Company's whole loan sales consist of bulk sales, for which the Company receives a premium over the principal balance of the loan, and flow sales, which represent sales of smaller groups of loans, on which the Company generally recognizes no gain or loss. The increase in the weighted average gain on whole loan sales is primarily a result of increases in the premiums available in the secondary market and increases in the percentage of whole loans sold through bulk sales.

   Net loan origination and other fees increased 13% and 17% during the quarter and nine months ended September 30, 1997, respectively, due primarily to increases in the sale of retail loans of 12% and 18%, respectively.

   Loan servicing and other fees as an annualized percentage of the average servicing portfolio decreased to 1.0% and 1.1% for the quarter and nine months ended September 30, 1997, respectively, as compared to 1.5% for the corresponding periods in 1996. As an annualized percentage of the average servicing portfolio, management fees decreased 0.1% for the quarter and nine months ended September 30, 1997, prepayment penalties decreased 0.2% and 0.1% for the quarter and nine months ended September 30, 1997, respectively, and the amortization of mortgage servicing rights increased 0.1% for the quarter and nine months ended September 30, 1997, as compared to the corresponding periods in 1996. The Company earns higher management fees on loans serviced for private investors and for certain securitizations originated prior to 1996. As the proportion of loans serviced for private investors and securitizations originated prior to 1996 have decreased as a percentage of the total servicing portfolio, the Company's weighted average management fees have decreased. The decrease in prepayment penalties is primarily the result of decreases in the level of prepayments received during the quarter and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 and a decrease, due to certain state restrictions, in the percentage of loans on which the Company collects prepayment penalties. The increase in the amortization of mortgage servicing rights is primarily due to the adoption in January of 1995 of SFAS No. 122 "Accounting for Mortgage Servicing Rights", which requires the Company to capitalize the fair value of originated mortgage servicing rights and amortize the capitalized amount over the life of such assets.

   Interest income increased 60% to $5.9 million and 54% to $14.9 million for the quarter and nine months ended September 30, 1997, respectively, from $3.7 million and $9.7 million for the corresponding periods in 1996. The increase for the quarter was due to a $0.7 million increase in interest income from loans held for sale, a $0.9 million increase in interest income from residual interests and a $0.6 million increase in interest income from short-term investments. For the nine months ended September 30, 1997, the increase was due to a $1.9 million increase in interest income from loans held for sale, a $1.8 million increase in interest income from residual interests and a $1.5 million increase in interest income from short-term investments. The increases in interest from loans held for sale and from residual interests were primarily due to increases in the average balances of loans held for sale and residual interests for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increases in interest income from short-term investments were primarily attributable to increases in the balance of available cash as a result of the Company's July 1996 initial public offering and cash generated from operations and an increase in cash held for the Company's REMIC trusts.

EXPENSE

   The following table sets forth the components of the Company's expense for the periods indicated:


                                                     For the Quarter           For the Nine Months
                                                    Ended September 30,        Ended September 30,
                                                     1997          1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                (Dollars in thousands)
   Compensation and benefits.......................$   5,052    $   4,421    $  13,958    $  11,148
   Advertising.....................................    1,699        1,060        4,356        2,818
   Professional services and other fees............      881          411        2,329        1,338
   Facilities and insurance........................      926          656        2,348        1,807
   Supplies........................................      590          457        1,685        1,098
   Depreciation and amortization...................      275          238          651          555
   Interest........................................      789          592        1,501        2,379
   Legal...........................................      374          319        1,153          771
   Travel and training.............................      501          387        1,300          804
   Other...........................................      202          490          661          981
                                                   ----------   ----------   ----------   ----------
      Total expense................................$  11,289    $   9,031    $  29,942    $  23,699
                                                   ==========   ==========   ==========   ==========

   Total expense increased 25% to $11.3 million and 26% to $29.9 million for the quarter and nine months ended September 30, 1997, respectively, from $9.0 million and $23.7 million for the corresponding periods in 1996. These increases are primarily due to increases in expenses related to the Company's increased retail loan origination operations.

   Compensation and benefits increased $0.6 million and $2.8 million for the quarter and nine months ended September 30, 1997, respectively, as compared to the corresponding periods in 1996 as a result of an increase in personnel to support the Company's retail branch office expansion.

   Advertising expense increased 60% to $1.7 million and 55% to $4.4 million for the quarter and nine months ended September 30, 1997, respectively, as compared to $1.1 million and $2.8 million for the corresponding periods in 1996. This increase relates to an increase in marketing activities resulting from the Company's retail branch office expansion.

   Professional services and other fees increased $0.5 million and $1.0 million for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to increases in recruiting costs associated with the Company's ongoing retail branch expansion and increases in costs associated with management of properties in foreclosure.

   Facilities and insurance increased $0.3 million and $0.5 million for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 due to the increase in the number of retail branch offices and increases in corporate insurance.

   For the quarter ended September 30, 1997, interest expense increased 33% as compared to the corresponding period in 1996. For the nine months ended September 30, 1997, interest expense decreased 37% as compared to the corresponding period in 1996. The increase in interest expense in the quarter was primarily due to a 113% increase in the average balance outstanding on the warehouse financing facility offset by $0.2 million of interest expense on notes payable to stockholders which was paid in the third quarter of 1996. The decrease in interest expense for the nine months ended September 30, 1997, was primarily due to the availability of additional cash and cash equivalents during the first two quarters of 1997 which was used to fund loan origination and purchases resulting in a decrease in the average balance outstanding on the warehouse financing facility in the first nine months of 1997 as compared to the corresponding period in 1996.

   Combined, supplies and travel and training increased $0.2 million and $1.1 million for the quarter and nine months ended September 30, 1997, as compared to the corresponding periods in 1996, primarily due to the increase in the number of retail branch offices.

INCOME TAXES

   As a result of decreases in California state tax rates and decreases in the amount of income apportioned to the state of California, the Company's estimated effective tax rate for 1997 decreased to 37.75% from the 40.25% rate used for the first six months of 1997. The Company's 1997 third quarter income tax provision includes the adjustment required to reduce the tax rate for the first six months of 1997 to 37.75%.

SERVICING


   The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:


                                                             As of
                              ----------------------------------------------------------------------
                               September 30, 1997        December 31, 1996      September 30, 1996
                              ---------------------  -----------------------  ----------------------
                                             % of                    % of                     % of
                             (Dollars in  Servicing  (Dollars in  Servicing  (Dollars in  Servicing
                              thousands)  Portfolio   thousands)  Portfolio   thousands)  Portfolio
                              ----------  ----------  ----------  ----------  ----------  ----------
Servicing Portfolio.......... $ 745,173               $ 641,191               $ 618,511
                              ==========              ==========              ==========
30-59 days delinquent........ $   8,429        1.1%   $   9,359        1.5%   $   7,371        1.2%
60-89 days delinquent........     5,644        0.8        6,704        1.0        6,402        1.0
90 days or more delinquent...    17,625        2.4       19,081        3.0       19,148        3.1
                              ----------  ----------  ----------  ----------  ----------  ----------
   Total delinquencies....... $  31,698        4.3%   $  35,144        5.5%   $  32,921        5.3%
                              ==========  ==========  ==========  ==========  ==========  ==========
   REO (1)................... $   2,652        0.4%   $   3,951        0.6%   $   5,091        0.8%
                              ==========  ==========  ==========  ==========  ==========  ==========

                                                      For the Quarter           For the Nine Months
                                                    Ended September 30,         Ended September 30,
                                                   -----------------------   -----------------------
                                                      1997         1996         1997         1996
                                                   ----------   ----------   ----------   ----------
                                                                 (Dollars in thousands)
Average servicing portfolio balance
  outstanding (2)................................. $ 718,708    $ 611,181    $ 683,861    $ 610,574
Net losses (3)....................................       531          779        1,531        1,565
Percentage of average servicing portfolio
  - annualized....................................      0.30%        0.51%        0.30%        0.34%
______________


 (1) Includes REO of the Company as well as REO of the REMIC Trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter.
(3) Net losses means actual net losses realized with respect to the disposition of REO.


LIQUIDITY AND CAPITAL RESOURCES

   Historically, the Company has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interests, borrowings under its warehouse financing facilities, distributions received from residual interests, interest income and loan servicing income. The Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of its warehouse financing facilities, capital expenditures, operating and administrative expenses and payment of income taxes. Loan origination and processing fees charged to the borrower are included in the principal balance of the loan originated. When the Company funds a loan for its approximate principal balance on its warehouse financing facilities, cash approximating the loan origination and processing fees is generated. As part of its cash management strategies, the Company may utilize available cash to fund its loans held for sale.
This creates an inventory of loans on which the Company can immediately borrow funds from its warehouse financing facilities. For loans financed through available cash, the Company receives its loan origination and processing fees in cash upon the sale of the loan. Cash generated from the sale of loans and regular interests in securitizations is used to pay down the warehouse financing facilities.

   Cash (used in) provided by operating activities was ($43.0) million and ($39.6) million for the quarter and nine months ended September 30, 1997, respectively, and $11.8 million and $35.7 million for the corresponding periods in 1996. The decreases in cash provided by operating activities for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 were primarily due to cash used in the funding of loans held for sale, an increase in receivables from loan sales and the payment of income taxes in excess of the income tax provision.
Additionally, the Company's effective tax rate in 1997 was significantly higher than in 1996 due to the Company's change in status from an S corporation to a C corporation in conjunction with its July 1996 initial public offering. As an S corporation, the Company's taxable income was included in the individual returns of the stockholder, and the Company was only subject to certain state taxes, primarily California.

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

   The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 day London Interbank Offered Rate ("LIBOR"), expires on June 30, 1998. The Company's $25 million repurchase agreement, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 or 90 day LIBOR, expires on March 5, 1998. In August 1997, the Company entered into a warehouse financing facility agreement which provides for borrowings of up to 25 million UKP, is secured by loans originated or purchased by the Company in the United Kingdom, currently bears interest at a rate 0.925% over 30 day sterling denominated LIBOR and expires on August 31, 1998. In October 1997 the Company entered into a repurchase facility agreement which provides for borrowings of up to $100 million, is secured by loans originated or purchased by the Company, currently bears interest at rates of 0.25% or 0.50% over 30 day LIBOR and expires on October 30, 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (including the repurchase facilities) or obtain replacement or additional financing in the future.

   In February 1997 the Company entered into agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. These lines of credit are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10% and have a combined borrowing limit of $17 million. As of September 30, 1997 $13.4 million was outstanding on these lines. In October 1997 the Company entered into new agreements with the Borrowers replacing the warehouse financing facilities with repurchase facilities which expire on October 31, 1998. These revised agreements allow the Company to fund advances made to the Borrowers on its $100 million repurchase agreement.

   In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1,500,000 shares of its Class A Common Stock. During the quarter and nine months ended September 30, 1997, the Company repurchased 110,250 shares at a cost of $
2.1 million and 499,500 shares at a cost of $7.7 million, respectively.

   As of September 30, 1997 the Company had commitments to fund loans of $11.5 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $3.9 million and $5.9 million for the quarter and nine months ended September 30, 1997, respectively, and $1.0 million and $1.9 million for the corresponding period in 1996. In July 1997 the Company purchased a 40,000 square foot office building in Irvine, California for $3.4 million. This facility will be used by the Company's telemarketing operations which are currently located in two leased facilities.

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

ITEM 5.  OTHER INFORMATION

   Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

Exhibit
  No.                Description of Exhibit
  ---                ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1       1996 Stock Incentive Plan (Incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-
          3633)
10.2 Form of Pooling and Servicing Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3      Corporate Headquarters Lease (Incorporated by reference to
          Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5      Mason Employment Agreement  (Incorporated by reference to
          Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-
          3633)
10.7 Mortgage Loan Purchase and Sale Agreement dated as of July 1, 1996 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.8 Mortgage Loan Purchase and Sale Agreement dated as of July 1, 1996 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.9      Chisick Employment Agreement  (Incorporated by reference to
          Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10     Reimbursement Agreement  (Incorporated by reference to Exhibit
          10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company*

10.16 25,000,000 UKP Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company*
11.1 Statement re: computation of net income per share for the quarter and nine months ended September 30, 1997 and 1996.*
27        Financial Data Schedule*
__________________
* Filed herewith.

   (b)   Reports on Form 8-K
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       FIRST ALLIANCE CORPORATION
                                 Registrant



Date: November 12, 1997            /s/  BRIAN CHISICK
     -----------------           --------------------------
                                        Brian Chisick
                            President and Chief Executive Officer



Date: November 12, 1997           /s/  MARK MASON
     -----------------           --------------------------
                                       Mark K. Mason
                                Executive Vice President
                              Principal Financial Officer