Form 10-K
period 1997-12-31
FIRST ALLIANCE CORP /DE/
filed 1998-03-30
CIK 1029321

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)
    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934.
        For the fiscal year ended December 31, 1997
                                     OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934.
        For the transition period from_________ to _________

                         Commission file number 0-28706

                           FIRST ALLIANCE CORPORATION
             (Exact name of registrant as specified in its charter)

       DELAWARE                                          33-0721183
       --------                                          ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

17305 VON KARMAN AVENUE, IRVINE, CALIFORNIA                92614
-------------------------------------------                -----
(Address of principal executive offices)                 (zip code)

        Registrant's telephone number, including area code (714) 224-8500

        Securities registered pursuant to Section 12(b) of the Act: None

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
Class A Common Stock, par value $0.01        NASDAQ National Market System

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

    As of February 28, 1998, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $195 million.

    As of February 28, 1998, the shares outstanding of the issuer's classes of common stock were as follows:

Class A Common Stock: 11,273,231 shares; Class B Common Stock: 10,956,270 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to First Alliance Corporation's proxy statement which will be filed with the Commission not more than 120 days after December 31, 1997.

================================================================================

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

   First Alliance Corporation ("FACO"), together with its subsidiaries (the "Company"), is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. Typically, the Company's borrowers are individuals who do not qualify for conventional loans because of impaired or unsubstantiated credit characteristics and/or unverifiable income, and whose borrowing needs are not met by conventional lending institutions. Other borrowers include individuals who may qualify for a conventional loan but find the Company's loans attractive due to the Company's personalized service and rapid funding capability. The Company sells loans to wholesale purchasers or securitizes them in a trust. A significant portion of the mortgages is securitized with the Company retaining the right to service the loans. The Company is currently licensed to engage in the mortgage finance business in 18 states, the District of Columbia and the United Kingdom.

   To identify potential customers, the Company utilizes a proprietary marketing methodology. This methodology focuses on a distinct segment of the home equity lending market. This segment represents homeowners believed by management, based on historic customer profiles, to be pre-disposed to using the Company's products and services, and who satisfy its underwriting guidelines. Using information obtained from a variety of outside sources for new and existing markets, the Company develops a list of homeowners ("Homeowners") with characteristics that make them likely customers. The Company then focuses its telemarketing and mailing efforts on these identified Homeowners.

   Prior to 1994, all of the Company's operations were conducted from retail branch offices located in California. Since 1994, the business strategy of the Company has been to expand its retail branch office operations to states other than California to maximize opportunities that exist in new markets. Currently, the Company has 33 retail branch offices, 29 of which are in the United States and four of which are in the United Kingdom, and has identified additional locations in these markets in which it may open new retail branch offices in the future.

   The Company is primarily a retail originator of loans, with 75% of its loan volume in 1997 coming from its retail branch operations. Besides a strong emphasis placed on its marketing and sales efforts, the Company provides a high degree of personalized service and timely response to loan applications. Historically, the Company's customers have been willing to pay the Company's loan origination fees and interest rates which are typically higher than those charged by conventional lending institutions.

   The Company has maintained conservative underwriting guidelines when originating and purchasing loans. The Company originates loans with higher levels of credit risk to earn origination fees, however, it generally sells such loans on a servicing released basis. In addition, the predominant portion of the Company's loans originations carry relatively low loan to value ratios ("LTVs"), which mitigates the credit risk associated with such obligations. In conjunction with the Company's disciplined collection and foreclosure practices, this approach has allowed the Company to maintain low delinquency and loan losses relative to others in the industry.


RECENT DEVELOPMENTS

   HIGH LTV PROGRAM

   In July 1997, the Company began originating high LTV second mortgage loans, for purposes of debt consolidation and/or home improvement, at LTVs of up to 125%. The Company will sell such high LTV loans on a servicing released basis soon after funding. The Company believes the origination and sale of high LTV loans, which would not otherwise satisfy the Company's underwriting guidelines, will allow the Company to realize revenue from leads already generated by its marketing efforts.

   CREDIT CARD PROGRAM

   The Company has entered into an agreement with Fidelity Federal Bank F.S.B. ("Fidelity"), under which Fidelity will issue real estate secured credit cards ("Credit Cards") that bear the Company's name and that the Company will market and service. The Company believes the terms of the Credit Cards, including the tax deductibility of interest paid on outstanding balances for most customers, will be attractive to potential borrowers.

   The Company intends to market the Credit Cards using procedures similar to those used by the Company in originating its mortgage loan products. Accordingly, the Company expects that many of the individuals solicited for mortgage loan products may also be solicited for the Credit Cards, thereby resulting in relatively lower marketing expenditures for the Credit Cards than would otherwise be expected.


   RETAIL BRANCH EXPANSION

   As part of its continuing retail branch network expansion, the Company opened seven branch offices in seven states and three branch offices in the United Kingdom during 1997. The Company opened seven branch offices in both 1996 and 1995.


MARKETING AND SALES

   MARKETING

   The Company's marketing efforts are designed to identify individuals who, based on the Company's historic customer profiles, display a statistical likelihood for becoming a consumer of the Company's products and services and, at the same time, satisfy the Company's underwriting guidelines. The Company believes its focused marketing approach results in a lower overall marketing cost per funded loan as compared to a broad indiscriminate marketing approach aimed at a wide range of homeowners

   The Company utilizes a proprietary marketing methodology to subjectively analyze the Company's historical customer base to identify characteristics common to its customers. These common characteristics are integrated with information obtained from a number of outside sources related to the homeowner pool in new or existing markets. The characteristics of individual homeowners and their properties in the homeowner pool are compared with characteristics common to the Company's historical customer base to identify and locate Homeowners with characteristics that make them likely to become customers for the Company's products and services and to satisfy its underwriting guidelines.


   MAILING CAMPAIGNS AND TELEMARKETING

   The Company's mailing and telemarketing campaigns focus on Homeowners in the communities surrounding its 33 retail branch offices. These campaigns focus on the multiple benefits of the Company's services and loan products. The Company distributes over 1.7 million pieces of mail monthly. All of the Company's mailing campaigns originate from its mail processing center in Irvine, California. The Company's mailing campaigns result in over 4,000 inbound loan inquiry calls from Homeowners monthly. The Company continually monitors the effectiveness of each of its mailing and telemarketing campaigns and continues, modifies or discontinues a particular campaign based on the results of such monitoring.

   The Company's telemarketing department handles both inbound and outbound calls from and to Homeowners and existing customers. Substantially all of the inbound calls are from Homeowners responding to the Company's mailing campaigns. The Company monitors the effectiveness of each mailing campaign by tracking which campaign is the source of each inbound call. The outbound telemarketing department uses computerized predictive dialers to continually solicit the Homeowners and the Company's current borrowers.

   The telemarketing representative's responsibility is to describe the benefits of the Company's products and services, obtain information about the Homeowner, the subject property and the purpose of the loan and schedule an appointment to have a Company appraiser visit and inspect the subject property (an "Appraisal Appointment").

   Individual telemarketing representatives are rated and compensated based on the number of Appraisal Appointments set. The Company monitors the performance of its telemarketing staff on a weekly and monthly basis.


   APPRAISAL

   The Company's valuation process occurs throughout the loan application process. In many cases, the first stage valuation occurs immediately after a telemarketing representative sets an Appraisal Appointment. Staff at the Company's headquarters gather publicly available information with respect to recent sales of comparable properties in the same area as the subject property. The estimated value of the subject property is verified by the comparable sales data. Only properties that satisfy this stage of the initial underwriting process will be verified and forwarded to the respective retail branch offices for Appraisal Appointments.

   The property is appraised typically within two days of the initial telemarketing contact. This appraisal, which provides a valuable marketing opportunity, is the applicant's first face-to-face contact with the Company's representatives. The appraiser's responsibilities are to perform a complete technical appraisal of the subject property and schedule a Sales Appointment.

   Senior appraisers at the Company's headquarters perform a desk review of the property appraisal on the following loan applications: (i) all properties with a market value above $150,000 or less than $100,000, (ii) all loan applications with a combined LTV equal to or greater than 55% (62% in California), (iii) all loan applications prepared by a new retail branch office for the first 90 days of its existence, (iv) all income properties, and (v) approximately 10% of the loan applications not otherwise reviewed. For loans originated in the United Kingdom, the Company contracts with national independent valuation firms to perform the review appraisal function.

   Unlike many of its competitors in the United States, the Company does not use independent fee-based appraisers. Instead, the company recruits, hires and trains its own field and desk appraisers. In connection with each securitization of the Company's loans, independent appraisers have conducted appraisals on a randomly selected sample of the subject properties that are the collateral for the securitized loans. The appraisals performed by the Company's appraisers have been within 1.5% of the aggregate appraisal values of samples of loans from securitization pools to date as calculated by independent appraisers.

   The Company hires certified or licensed appraisers in those states which require such designations. Individual retail branch office appraisers are rated and compensated based on the ongoing quality of appraisals performed and the number of Sales Appointments. The Company monitors the performance of its appraisers on a weekly and monthly basis.


   RETAIL BRANCH OPERATIONS

   The retail branch offices are responsible for the next step in the sales process that, if successful, converts the Sales Appointments set by the appraisers into underwritten loan files to be submitted to the Company's quality control department. Each Sales Appointment allows the sales personnel to clearly determine the applicant's need for financing, tailor a loan program to fit the applicant's financial needs, perform preliminary underwriting and provide to the applicant a choice of loan products and a detailed explanation of the various loan terms.

   The loan officer utilizes a loan origination software system developed by the Company to preliminarily determine an applicant's qualification for the various products offered by the Company. The loan origination software system incorporates the Company's underwriting guidelines with respect to collateral, credit quality, character, and capacity to repay. The retail branch loan officer or branch manager will run a credit report for each applicant. The Company utilizes a credit score ("FICO Score") derived from a credit scoring model developed by an independent third party. Based upon the applicant's FICO Score, an applicant is preliminarily designated as an "A," "B," "C" or "D" risk. This designation is reviewed by the Company's centralized quality control and underwriting department before final approval.

   The typical retail branch office consists of a branch manager, one or two loan officers, one or two appraisers and one or two loan processors. The Company generally recruits and hires its loan officers in the location of the branch office. The Company focuses on candidates with professional sales experience for loan officer positions. Loan officer and branch manager candidates are required to successfully complete four weeks of sales and technical underwriting training to learn the Company's sales presentation and lending procedures prior to their placement in a retail branch office. Retail branch office sales personnel are required to attend quarterly regional sales and technical training meetings.

   Loan officers and branch managers are rated and compensated based on loans funded. The Company strives to develop its loan officers and to promote the most qualified loan officers to branch managers. The Company monitors the performance of its loan officers and branch managers on a weekly and monthly basis.


LOAN ORIGINATION AND ACQUISITION THROUGH THIRD PARTY ORIGINATORS

   The Company has historically augmented its loan production by purchasing loans from other affiliated, unaffiliated and related party originators. The Company has entered into mortgage loan purchase agreements with each originator which require specified minimum levels of experience in origination of non-conforming mortgage loans and provide representations, warranties and buy-back provisions which generally are not less restrictive than representations and warranties required of the Company for the securitization of its own loan originations.

   The Company has entered into agreements with two mortgage banking companies controlled by related parties under which the Company provides warehouse financing facilities in exchange for a right of first refusal to purchase loans originated. In 1997, the Company expanded its purchase of wholesale loans by concentrating on low LTV loans made to homeowners located in its current or potential market areas. The Company intends to solicit these homeowners for additional borrowing needs.


UNDERWRITING

   The main underwriting and quality control functions are centralized at the Company's headquarters. The most significant of the Company's underwriting functions are performed by senior management. The Company maintains quality control and underwriting departments. The Company strives to process each loan application received from its retail branch office network as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive decisions within three days of receipt and are funded within 18 days of approval.

   After a full review by the quality control department, each initial loan application file is forwarded to the loan committee for approval. Loans that clearly conform to the Company's underwriting guidelines are approved at the first level of review. Other loans that present more complicated underwriting issues are reviewed by senior underwriting personnel.

   The decision of the loan committee to approve, decline or modify a loan is based upon a number of factors, including the appraised value of the property, the applicant's credit quality and the Company's perception of the applicant's ability to repay the loan. With respect to the value of the collateral, loans secured by first mortgages are generally limited to a maximum 75% combined LTV; however, the Company will originate loans with a combined LTV of up to 90% for loans expected to be sold on a whole loan basis. Loans secured by second mortgages are limited to a maximum 75% combined LTV other than loans originated under the high LTV program. The Company has established classifications with respect to the credit profiles of loans and subject properties based on certain of the applicant's characteristics. Each loan application is placed into one of the Company's four ratings ("A" through "D," with subratings within those categories), depending upon the following two primary factors: (i) an applicant's FICO Score and (ii) combined LTVs. Terms of loans made by the Company vary depending upon the classification of the application, the debt to income ratio and other factors. Applications with lower classifications generally are subject to higher interest rates due to the increased risk inherent in the loan. The minimums with respect to each of the two primary factors for the applicable ratings are shown below:

                                         "A/A-"    "B/B-"     "C/C-"       "D"
                                       ---------  --------   --------   --------
Minimum FICO Score.....................   640       560        480          0
Maximum LTV............................    75%       73%        72%        65%

   In addition to the above criteria, the Company requires higher interest rates on loans with certain risk factors. These factors include, among others, an unsubstantiated employment history, a recent foreclosure proceeding, a number of recent delinquent payments on an existing mortgage, a recent bankruptcy filing, non-owner occupied properties, rural properties or the presence of a senior mortgage or zoning restrictions on the subject property.

   During the past three years, the Company's mix of loans by risk classification has not changed significantly. The following table reflects the risk classifications of the Company's loan originations and purchases in 1997:

                                             TOTAL                    WEIGHTED
                                          (DOLLARS IN     % OF        AVERAGE
          LOAN CLASSIFICATION              THOUSANDS)     TOTAL    INTEREST RATE
   --------------------------------------------------- ----------- -------------
   "A" Risk............................... $ 245,602       46%           9.0%
   "B" Risk...............................   157,584       30            9.5
   "C" Risk...............................   100,565       19           10.0
   "D" Risk...............................    24,759        5           11.2
                                           ----------- -----------
   Total.................................. $ 528,510      100%           9.5
                                           =========== ===========


LOAN ORIGINATIONS AND PURCHASES

   The following table presents selected information relating to the origination and purchase of loans by the Company for the years ended December 31:

                                                    1995       1996       1997
                                                  --------   --------   --------
   Type of property securing loan:
      Single-family..............................     95%        95%        91%
      Multi-family and other.....................      5          5          9
                                                  --------   --------   --------
   Total.........................................    100%       100%       100%
                                                  ========   ========   ========

   Type of mortgage securing loan:
       First lien................................     95%        99%        99%
       Junior lien...............................      5          1          1
                                                  --------   --------   --------
   Total.........................................    100%       100%       100%
                                                  ========   ========   ========

   Weighted average interest rate................   10.3%       9.6%       9.5%
   Weighted average initial combined LTV (1) ....   59.3%      62.2%      62.5%

   (1) The LTV of a loan secured by a senior mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The combined LTV of a loan secured by any junior mortgage is determined by taking the sum of the loan secured by such mortgage and any senior mortgages and dividing by the appraised value of the mortgaged property at origination.


LOAN SALES

   SECURITIZATION

   In a securitization, the Company exchanges loans for regular interests and a residual interest in a trust. The regular interests are immediately sold by the Company to the public for cash. As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees,
(iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

   The Company arranges for credit enhancement to achieve an improved credit rating on the regular interests issued. This credit enhancement generally takes the form of an insurance policy, issued by a monoline insurance company, ensuring the holders of the regular interests of timely payment of scheduled principal and ultimate payment of scheduled interest at the pass-through rate. In addition, the securitization trust structure typically includes overcollateralization as an additional means of credit enhancement. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated loan losses. Overcollateralization requirements may include an initial deposit, the sale of loans at less than par or retention in the securitization trust of collections from the pool until a specified overcollateralization amount has been attained. This retention of excess cash flow creates a faster amortization of the scheduled balance of the regular interests than the amortization of the principal balance of the mortgage loans in the securitization pool. Losses resulting from defaults by borrowers on a payment of principal or interest on the loans in the securitized pool will reduce the overcollateralization to the extent that funds are available and may result in a reduction in the value of the residual interests held by the Company. If payment defaults exceed the amount of overcollateralization and excess cash flows, the insurance policy will pay any further losses experienced by holders of the regular interests in the related securitization trust.

   Generally, the Company sells loans to a securitization trust at face value, except when it sells loans at less than par for overcollateralization purposes. Loans are sold without recourse except for certain representations and warranties provided by the Company. Under the terms of the pooling and servicing agreements the Company may be required either to repurchase or to replace loans that do not conform to such representations and warranties. To date, the Company has not been required to substitute or repurchase any such loans.

   The Company retains the right to service loans it securitizes. In addition to management servicing fees, the Company also receives prepayment and other ancillary servicing fees on securitized loans.


   WHOLE LOAN SALES

   Certain loans originated or purchased by the Company are not chosen for inclusion in a securitization. These loans may include loans with higher combined LTVs and/or loans that have higher credit risk. The Company will originate these loans to earn the origination fees and will then sell such loans to wholesale purchasers on a servicing released basis to avoid credit risks related to such loans. The Company anticipates that it will continue to sell certain loans on a whole loan basis.


INTEREST RATE RISK MANAGEMENT

   The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest receivable on the loans originated or purchased by the Company and the pass-through interest rates payable to regular interests issued in securitizations. After a loan commitment is made or a loan is purchased and while it is held pending sale or securitization, the spread can be adversely affected by increases in the interest rate demanded by purchasers or investors in the Company's securitizations.

   The Company has implemented a hedging program designed to provide a level of protection against the impact of rapid changes in interest rates on the value of domestic fixed rate loans from the time the Company commits to fund or purchase such loans to the date of their securitization or sale. The Company does not hedge the interest rate risk associated with holding adjustable rate mortgages pending their securitization or sale due to the decreased significance of such risk as the pass-through rates for regular interests related to the Company's adjustable rate mortgage pools are also adjustable.

   The Company's hedging program, which was initiated in 1994, has been limited to selling short or forward sales of United States Treasury securities and prefunding loan originations in its securitizations. United States Treasury securities are utilized by the Company due to the liquidity of the market for such securities and the high degree of correlation between such securities and the pass-through interest rates for regular interests in the Company's fixed rate mortgage pools. Prefunding allows the Company to fix the relationship between the interest rates charged on the loans and the pass-through rates for the regular interests by permitting the Company to deliver loans to a securitization trust after the date of its closing.

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


SERVICING

   The Company retains the right to service the loans it originates and purchases (other than loans sold on a whole loan basis). Loan servicing includes collecting payments from borrowers, remitting payments to investors who have purchased loans, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. The Company's servicing portfolio includes 10,541 loans with an outstanding balance of $799.1 million as of December 31, 1997. The Company receives management servicing fees ranging from 0.5% to 2.0% per annum for fixed rate loans and 0.5% to 1.0% per annum for adjustable rate loans, based upon the outstanding principal balance of loans serviced. The Company currently services only Company originated or purchased loans.

   The Company has a sophisticated computer-based loan servicing system that enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans as well as loans denominated in dollars or pounds sterling, provides the Company with, among other things, payment-processing, cashiering, collection and reporting functions.

   The Company believes its disciplined collection practices contribute to the relatively low delinquency and loss rates on its servicing portfolio. The following table illustrates the timeline of the Company's collection practices, assuming (i) the loan is originated in California and (ii) a ten-day grace period applies by contract or under applicable law:

                      TIME                                           EVENT
    ----------------------------------------- -----------------------------------------------------

    1st day of the month....................  Borrower loan payment due.

    11th day of the month...................  Payment not received is late.

    12th day of the month...................  Notice of past due payment mailed to borrower.

    20th day of the month...................  Notice of foreclosure mailed to borrower.

    26th day of the month...................  Final notice mailed to borrower.

    42 days after due date..................  File forwarded to foreclosure department which records notice of default after 45th day of delinquency.

    After notice of default or similar        Borrower informed of status and Company's
    notice is recorded......................  reinstatement period dates.

    During the reinstatement period.........  Pre-foreclosure property inspection and valuation performed.

    End of the reinstatement period.........  Notice of trustee's sale recorded and trustee's sale date scheduled.  Property sold to third party
                                              or acquired on behalf of the Company or a securitization trust.


   The borrower is contacted by telephone prior to recording the notice of default to inform the borrower of the situation. If the borrower does not bring the loan current within the reinstatement period, a notice of sale is published and a trustee's sale date is scheduled. During this period of time, the Company performs a pre-foreclosure inspection and valuation of the property to determine whether changes in the value of the property have occurred since the date of origination. If the loan is not reinstated, the property is either sold to a third party at the trustee's sale or acquired on behalf of the Company. The Company forecloses as quickly as state regulations allow. The Company contracts on a nationwide basis with several independent foreclosure service companies to facilitate the foreclosure process for properties located outside California. For loans originated within California, the Company performs all foreclosure procedures internally. Properties acquired by the Company are managed with the objective of immediate disposal.

   In other states and the United Kingdom, the Company's collection procedures described above may occur sooner or later depending upon applicable foreclosure regulations.

   The Company's loan servicing software also allows the Company to track and maintain impound accounts and hazard and flood insurance information. Periodic expiration reports list all policies scheduled to expire within 30 days. When policies lapse, a letter is issued advising the borrower of the lapse and that the Company will obtain force placed insurance at the borrower's expense. Additionally, the Company maintains a blanket insurance policy that provides fire insurance coverage for the Company in the event that the Company fails to obtain force placed insurance in a timely manner upon expiration of the homeowner's policy.

   Regulation and practices regarding the foreclosure of properties and the rights of the borrower in default vary greatly from jurisdiction to jurisdiction. Loans originated by the Company are secured by mortgages, deeds of trust, trust deeds, security deeds or deeds to secure debt, depending upon the prevailing practice in the state in which the property securing the loan is located. Depending on local law, foreclosure is effected by judicial action and/or non-judicial sale, and is subject to various notice and filing requirements. If foreclosure if effected by judicial action, the foreclosure proceedings may take several months.

   In general, the borrower, or any person having a junior encumbrance on the real estate, may cure a monetary default by paying the entire amount in arrears plus other costs and expenses incurred in enforcing the obligation during a statutorily prescribed reinstatement period.

   There are a number of restrictions that may limit the Company's ability to foreclose on a property. A lender may not foreclose on the property securing a junior mortgage loan unless it forecloses subject to each senior mortgage. Moreover, if a borrower has filed for bankruptcy protection, a lender may be stayed from exercising its foreclosure rights. Also, certain states provide a homestead exemption that may restrict the ability of a lender to foreclose on residential property. In such states, the Company requires the borrower to waive his or her right of homestead as a requirement of the loan. Such waivers of homestead rights may not be enforceable in certain states.

   Although foreclosure sales are typically public sales, frequently no third party purchaser bids in excess of the amount of the lender's lien. Such a lack of bidding is due to several factors, including the possible deterioration of the property during foreclosure proceedings and the requirement that the purchaser pay for the property in cash or by cashier's check. Thus, the foreclosing lender often purchases the property from the trustee and subsequently re-markets the property. Depending upon market conditions, the proceeds of the subsequent resale by the Company may not be adequate to cover the investment in the loan.


CURRENT MARKETS AND EXPANSION PLANS

   CURRENT MARKETS

   The Company originates loans through 29 retail branch offices in 17 states and four retail branch offices in the United Kingdom. The Company believes that originating loans through an extensive retail branch office network represents the most profitable loan origination strategy due to the significant level of loan origination fees earned by the Company.

   Although the Company is licensed to originate loans in 18 states, the District of Columbia and the United Kingdom, its business has historically been concentrated in California. While this concentration has declined, California remains a significant part of the Company's business and contributed 21% of the Company's total loan originations and purchases for 1997. Expansion outside California began in late 1994. The number of retail branch offices within California has declined from a historical high of eleven in 1992 to seven as of December 31, 1997.

   The following table shows the geographic distribution of the Company's loan originations and purchases for the years ended December 31:

                                                    1995       1996       1997
                                                 ---------  ---------  ---------
   United States:
      California................................    43%         38%        21%
      New York..................................                 3         13
      Illinois..................................    14          14         11
      New Jersey................................                 3          9
      Washington................................    15          11          7
      Oregon....................................     6           6          5
      Florida...................................     8           7          4
      Colorado..................................     7           4          4
      Others states.............................     7          13         20
   United Kingdom...............................                 1          6
                                                 ---------  ---------  ---------
        Total...................................   100%        100%       100%
                                                 =========  =========  =========


   NATIONAL AND INTERNATIONAL GEOGRAPHIC EXPANSION

   The Company intends to continue to expand its existing retail branch office network. The Company's expansion strategy involves (i) identifying areas with demographic statistics comparable to existing markets in which the Company has been successful in originating loans, (ii) understanding each new market's regulatory requirements and tailoring the Company's loan programs and practices to comply with such requirements and (iii) identifying and training branch managers and loan officers for each new retail branch office.

   The Company believes that its products and services are best suited for those housing markets with home values near the nation's averages. After identifying a potential new market, the Company contracts with regional or national companies to gather publicly available information with respect to that market and to integrate such information with the Company's proprietary marketing methodology. The Company produces a list of Homeowners whom the Company believes, based on its historic customer profile, are likely to utilize the Company's products and services and satisfy the Company's underwriting guidelines. The Company then focuses its marketing efforts on these Homeowners in each new market.

   The Company has generally entered into short-term leases for its retail branch offices. Additionally, the Company generally recruits and hires the personnel required to staff its retail branch offices from the area near the new market. Branch managers of new retail branch offices are generally branch managers of existing retail offices or loan officers promoted from existing retail branch offices.


COMPETITION

   As a consumer finance company, the Company is subject to intense competition. Traditional competitors in the financial services business include other mortgage banking companies, mortgage brokers, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount of the loan, loan origination fees and interest rates. In addition, the current level of gains realized by the Company and its existing competitors on the sale of loans could attract additional competitors into this market with the possible effect of lowering gains on future loan sales owing to increased competition.

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

   In September 1994, the Riegle Act was enacted. Among other things, the Riegle Act makes certain amendments to TILA (the "TILA Amendments"). The TILA Amendments generally apply to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total loan origination fees and other fees upon origination in excess of the greater of eight percent of the total loan amount or a certain dollar amount (currently $400) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. Treasury securities ("Covered Loans"). The Company estimates that substantially all of the loans currently originated and a portion of the loans purchased by the Company are Covered Loans.

   The TILA Amendments impose additional disclosure requirements on lenders originating Covered Loans and prohibits lenders from engaging in a pattern or practice of originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. Consistent with its underwriting practices with respect to all loans, the Company applies to all Covered Loans underwriting criteria that take into consideration the borrower's ability to repay.

   The TILA Amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a monthly debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender or an affiliate of such lender. The Company reported $3.5 million, $4.0 million and $3.2 million in prepayment fee revenue in fiscal year 1997, 1996 and 1995, respectively. The Company will continue to collect prepayment fees on loans originated prior to the October 1995 effectiveness of the TILA Amendments and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Compliance with the TILA Amendments may cause the level of prepayment fee revenue to decline in future years. The TILA Amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

   OTHER LENDING LAWS. The Company is also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on certain prohibited bases, including race, color, religion, national origin, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. In addition, the Company is subject to the Fair Housing Act, which broadly prohibits certain discriminatory practices in connection with the Company's business. The Company is also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and regulations thereunder.

   In addition, the Company is subject to various other federal and state laws, rules and regulations governing among other things, the licensing of, and procedures that must be followed by, mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with such laws, as well as with the laws described above, may result in civil and criminal liability. As a mortgage lender, the Company has been, and expects to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations. The Company's lending practices have in the past been and currently are under regulatory review by various state authorities. Although the Company utilizes systems and procedures to facilitate compliance with these legal requirements and believes that it is in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner, which could make compliance more difficult or expensive.

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

   In addition, in California only, the Company has provided insurance agency services with respect to credit life insurance and credit disability insurance. The Company's sale of these insurance products in California is subject to statutes and regulations applicable to insurance producers.

   Failure to comply with any of the foregoing federal and state laws and regulations could result in the imposition of civil penalties on the Company, class action lawsuits and administrative enforcement actions.

   UNITED KINGDOM REGULATIONS. The Company's mortgage business in the United Kingdom is subject to regulations promulgated under the United Kingdom Consumer Credit Act of 1974 (the "CCA") with respect to loans made to individuals or partnerships with principal balances of 15,000 British Pound Sterling (UKP) or less. Loans with principal balances in excess of 15,000 UKP are not currently regulated within the United Kingdom. The CCA and regulations promulgated thereunder, among other things, impose licensing obligations on the Company's United Kingdom subsidiaries, set down certain requirements relating to the form, content, legibility, execution and delivery of loan documents, restrict communication with the borrower prior to completion of a transaction, require information and notice of enforcement to be given to the borrower, require rebates to the borrower on early settlement and create a cause of action for "extortionate credit bargains." A license is required to service loans in the United Kingdom irrespective of the size of the loan. Failure to comply with the requirements of these rules and regulations can result in the revocation or suspension of the license to do business and render the mortgage unenforceable in the absence of a court order. The Company's operations in the United Kingdom involve loans with principal balances in excess of 15,000 UKP and are therefore largely unregulated.

   In July 1997 (revised in November 1997) the United Kingdom's Director General of Fair Trading issued guidelines ("Guidelines") for lenders and brokers engaged in "non-status" lending activity. These consist of both general principles and specific guidelines relating to advertising, clarity of disclosure of loan terms, contract documentation, dealings with borrowers, selling methods, underwriting and various contract terms which should be provided and those which are considered unfair. Lenders' attention is drawn to their responsibility for brokers' and intermediaries' actions and for ensuring that such parties comply with relevant statutory requirements and the Guidelines and do not engage in unfair business practices. The Guidelines apply to lending activity whether regulated under the CCA or not, and thus require dealings in relation to unregulated lending to be more in line with those in respect of regulated lending. Failure to comply with these Guidelines could lead to regulatory action, including the revocation or refusal by the Office of Fair Trading of CCA licenses, and/or impair the enforceability of certain mortgage terms.

   The Unfair Terms in Consumer Contracts Regulations 1994 (the "Regulations") apply generally to contractual dealings with consumers. The Regulations make unfair terms void and unenforceable against the consumer. Unfair terms are those which have not been negotiated and which, contrary to good faith, cause a significant imbalance in the parties' contractual rights and obligations to the consumer's detriment.


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


EMPLOYEES

   As of February 28, 1998, the Company had a total of 480 employees. The Company has 144 employees working at its corporate headquarters. None of the Company employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES.

   The Company's corporate headquarters are located at 17305 Von Karman Avenue, Irvine, California 92614-6203, where the Company leases from a partnership beneficially owned by Brian and Sarah Chisick approximately 40,000 square feet of office. The lease expires on January 31, 2003, and the Company has an option to renew the lease for five years. The Company also leases office space for its 31 retail branch offices in 16 states and the United Kingdom. The average size of these retail branch offices is approximately 1,700 square feet, with an annual average base rent of approximately $32,000. In 1997 the Company purchased an office building in Irvine, California, with approximately 40,000 square feet of office space, for use as a telemarketing center and a mail processing center. The Company believes its facilities are both suitable and adequate for the current business activities conducted at its corporate headquarters and at its existing retail branch offices.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   In July 1996, the Company's Class A Common Stock began trading under the symbol FACO on the NASDAQ National Market. The following table sets forth the range of high and low closing sale prices of the Company's Class A Common Stock for the periods indicated:


                                                               High       Low
                                                            ---------  ---------
   1996
     Third Quarter (from July 31, 1996)....................   16 5/6     12 7/12
     Fourth Quarter........................................   20 1/3     14 2/3

   1997
     First Quarter.........................................   20 1/6     15
     Second Quarter........................................   19 1/2     12 1/6
     Third Quarter.........................................   21 11/12   18 1/6
     Fourth Quarter........................................   23 43/64   15 1/2


   No cash dividends were declared during the period covered by the above table. On October 31, 1997, the Company paid a stock dividend of 1 share for every 2 shares of Class A and Class B Common Stock held by holders of record on October 15, 1997. The above sales prices of Class A Common Stock have been retroactively adjusted to reflect this stock dividend as a stock split. The Company does not anticipate declaring cash dividends in the near future.

   On February 28, 1998, the Company had approximately five stockholders of record of its Class A Common Stock. The Company believes its Class A Common Stock is beneficially held by more than 2,100 stockholders. As of February 28, 1998, there were four stockholders of record for the Company's Class B Common Stock. There is no established public trading market for the Class B Common Stock.


ITEM 6.  SELECTED FINANCIAL DATA.

                           FIRST ALLIANCE CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                             1993       1994 (1)     1995       1996 (2)     1997
                                                          ----------  ----------  ----------  ----------  ----------
                                                                            (Dollars in thousands)
STATEMENT OF INCOME DATA:
  Gain (loss) on sale of loans........................... $   2,056   $  (1,547)  $   8,982   $  10,965   $  22,644
  Origination fees and other.............................    20,433      29,449      26,484      37,206      44,034
  Servicing and other fees revenue.......................     8,989       9,106       8,614       8,854       7,544
  Interest revenue.......................................     4,452       8,650      14,624      13,562      21,397
  Total revenue..........................................    35,950      45,802      58,880      70,871      95,649
  Interest expense.......................................     2,106       3,744       4,167       2,655       3,164
  Non-interest expense (3)...............................    22,881      26,824      23,693      29,977      39,840
  Income before income tax provision.....................    10,963      15,234      31,020      38,239      52,645
  Net income.............................................    10,741      14,871      30,542      32,139      32,772
  Basic net income per share.............................      0.67        0.93        1.91        1.72        1.50
  Diluted net income per share...........................      0.67        0.93        1.91        1.72        1.49
  Pro forma net income (4)...............................     6,468       8,988      18,302      22,561      32,772
  Pro forma diluted net income per share (4) ............      0.29        0.41        0.83        1.02        1.49
  Income before income tax provision as a % of revenue...     30.5%       33.3%       52.7%       54.0%       55.0%
  Dividends declared (5) ................................ $   5,853   $  17,341   $  12,205   $  60,080
STATEMENT OF FINANCIAL CONDITION DATA:
  Cash and cash equivalents ............................. $   4,387   $   5,298   $   4,019   $  27,414   $  14,032
  Loans held for sale ...................................    74,196      18,676      24,744      11,023      54,872
  Residual interests.....................................     6,879      11,645      19,705      29,253      50,238
  Total assets...........................................    99,855      48,266      66,911      87,457     158,147
  Total borrowings.......................................    68,773      14,839      19,356         131      57,767
  Stockholders' equity ..................................    26,454      23,984      42,321      77,978      91,277
OTHER DATA:
  Loan originations and purchases:
    Retail originations.................................. $ 195,907   $ 221,839   $ 216,566   $ 291,807     398,359
    Wholesale purchases..................................    84,034      91,826      24,078      32,681     130,151
                                                          ----------  ----------  ----------  ----------  ----------
      Total ............................................. $ 279,941   $ 313,665   $ 240,644   $ 324,488   $ 528,510
                                                          ==========  ==========  ==========  ==========  ==========
  Average retail origination loan size................... $      54   $      66   $      69   $      83   $      88
  Number of retail branches..............................        11          13          17          23          33
  Weighted average interest rate on loan
    originations and purchases...........................      9.5%        8.7%       10.3%        9.6%        9.5%
  Weighted average initial combined
    loan-to-value ratio..................................     55.2%       56.2%       59.3%       62.2%       62.5%
  Loan sales:
   Securitizations....................................... $ 141,795   $ 350,331   $ 167,974   $ 267,661   $ 339,005
   Whole loan sales......................................    70,554      22,857      65,251      71,864     144,633
                                                          ----------  ----------  ----------  ----------  ----------
      Total ............................................. $ 212,349   $ 373,188   $ 233,225   $ 339,525   $ 483,638
                                                          ==========  ==========  ==========  ==========  ==========
  Servicing portfolio ................................... $ 385,570   $ 555,685   $ 613,791   $ 641,191   $  99,085
    Total delinquencies as a % of the
      servicing portfolio................................      4.0%        4.3%        5.8%        5.5%        4.1%
    Real estate owned as a % of the servicing
      portfolio..........................................      0.9%        0.6%        1.3%        0.6%        0.2%
  Losses on real estate owned as a % of the
      average servicing portfolio during the period......     0.02%       0.01%       0.03%       0.35%       0.24%


(1) The Company typically securitizes or sells most of its loan originations and purchases within each year. At the end of 1993, the Company had $74 million of loans held for sale resulting in increased assets and increased borrowings on the warehouse financing facilities. These loans were sold in 1994 resulting in an increase in the ratio of loan sales to loan originations and purchases in 1994 as compared to other years.
(2) During 1996, the Company completed the IPO whereby 6,037,500 shares of Class A Common Stock were issued and the Company changed its tax status from that of an S corporation to that of a C corporation. The Company received $63 million of net proceeds from the IPO, of which $45 million was used to pay the S distribution notes.
(3) During 1994 and 1993, the Company incurred legal expenses and settlement costs of $7 million and $2 million, respectively, related to litigation initiated in December 1989.
(4) Pro forma amounts reflect adjustments for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. The Company ceased to be an S corporation concurrent with the IPO in July 1996. Pro forma diluted net income per share assumes that the total number of shares outstanding upon completion of the IPO were outstanding in all prior periods.
(5) Included in dividends in 1996 is $45 million of S distribution dividends made in the form of the S distribution notes. Historical dividends include dividends used by the stockholders to pay income taxes on the Company's S corporation earnings and are not indicative of the Company's present dividend policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

GENERAL

   The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of 29 offices in the United States (seven of which are located in California, two of which are located in each of Florida, Illinois, Maryland, New Jersey, New York, and Ohio and one of which is located in each of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Oregon, Pennsylvania, Utah, Virginia and Washington) and four offices in the United Kingdom. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

   In October 1997 the Board of Directors authorized a three-for-two split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on October 31, 1997. All share and per share information have been restated to reflect the stock dividend.

   During the third quarter of 1996, FACO completed an initial public offering (the "IPO") whereby 6,037,500 shares of its Class A Common Stock were sold to the public. Concurrently, 16,125,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. The consolidated financial condition and results of operations of the Company for periods prior to the date of the reorganization substantially consist of those of FAMCO.

   Prior to 1992, the Company sold its loans to private investors on a servicing retained basis. Since that time, the Company has sold the majority of its loans in the secondary market primarily through securitization and, to a lesser extent, through whole loan sales in which the Company does not retain the right to service the loans. The Company's underwriting guidelines require threshold credit criteria and combined LTV limits for loans sold through securitizations. Accordingly, the Company sells on a servicing released basis those loans which do not meet its risk criteria for securitization. The Company retains the right to service loans which it has securitized.

   The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.


CERTAIN ACCOUNTING CONSIDERATIONS

   As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans in trusts whereby the loans are exchanged for regular and residual interests in the trusts. A significant portion of the Company's income is associated with securitization activity.

   Gains on servicing released whole loan sales equal the difference between the net proceeds to the Company from such sales and the loans' acquisition cost (for purchased loans) or net carrying value (for originated loans). The net carrying value of originated loans is equal to their principal balance less net deferred origination fees.

   Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities, which are carried at fair value. The difference between the fair value of residual interests and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue.

   In a securitization, the Company exchanges loans for regular interests and a residual interest in a trust. The regular interests are immediately sold by the Company to the public for cash. As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees,
(iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

   The Company carries residual interests at fair value. As such, the carrying value of these securities is impacted by changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company determines the fair value of the residual interests utilizing prepayment, credit loss and other assumptions appropriate for each particular securitization consistent with those an unrelated third party would utilize to value such securities. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is inherently subjective. Prepayments are expressed through a market convention known as an annual constant prepayment rate ("CPR"). In its past securitizations, the Company has experienced a life-to-date CPR on securitized loans ranging from 11% to 53%. Non-conforming mortgage loans, such as the Company's loans, historically prepay at a faster rate than conforming mortgage loans. At origination, the Company utilizes prepayment assumptions ranging from 25% to 40%, an estimated annual loss assumption of 0.5% and a weighted average discount rate of 15% to value residual interests. Based upon the historical performance of its loans, the Company expects its securitized pools to have average lives of three to five years. As of December 31, 1997, the Company's investments in residual interests totaled $50.2 million.

   To determine the fair value of mortgage servicing rights, the Company computes the present value of projected net cash flows expected to be received over the life of the loans. Such projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis by loan type. The Company has generally found that non-conforming borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating impairment. As of December 31, 1997, mortgage servicing rights totaled $9.2 million.

   The three primary components of the Company's revenue are loan origination and sale, loan servicing and other fees and interest income.

   Loan origination and sale revenue consists of gain on sale of loans and the recognition of net deferred origination fees. A significant portion of loan origination and sale revenue is the recognition upon sale of net deferred origination fees, which equaled $44.0 million, or 66% of loan origination and sale revenue during 1997.

   Loan servicing and other fees represent management servicing fees and other ancillary fees, including prepayment penalties, received from servicing loans. Mortgage servicing rights are amortized against loan servicing and other fee revenue over the period of estimated net future servicing fee income.

   Interest income is comprised of two primary components: (i) interest on loans held for sale during the warehousing period and (ii) the effective yield on residual interests. The Company recognizes interest income from residual interests on a level yield basis over the expected lives of the securitized loans. At the end of each quarter, the Company computes an effective yield based on the Company's then-current estimate of each residual interest's future cash flows. This effective yield is used to accrue interest income in the subsequent quarter.

LOAN ORIGINATION AND PURCHASES

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                                 1995        1996       1997
                                                             -----------  -----------  -----------
                                                                      (Dollars in thousands)
Loan originations and purchases:
   Retail originations........................................$  216,566   $  291,807   $  398,359
   Wholesale purchases........................................    24,078       32,681      130,151
                                                              -----------  -----------  -----------
        Total originations and purchases......................$  240,644   $  324,488   $  528,510
                                                              ===========  ===========  ===========

Number of retail branches as of the end of the period:
   United States:
     California ..............................................         7            7            7
     Other States.............................................        10           15           22
   United Kingdom.............................................                      1            4
                                                              -----------  -----------  -----------
        Total ................................................        17           23           33
                                                              ===========  ===========  ===========

Weighted average initial interest rate........................     10.3%       9.6%        9.5%
Weighted average initial combined loan-to-value ratio.........     59.3%      62.2%       62.5%
Weighted average loan origination and processing fees
   as a percent of retail originations........................     15.1%      14.2%       14.8%
Average retail origination loan size..........................$       69   $     83     $    88


   Total originations and purchases increased 63% in 1997 and 35% in 1996. Retail originations increased 37% in 1997 and 35% in 1996 primarily as a result of new retail branch offices opened in 1997, 1996 and 1995. Wholesale purchases increased 298% in 1997 as increased premiums available in the secondary market allowed the Company to increase its purchases and sales of wholesale loans. Additionally, the Company initiated a strategy in June 1997 to purchase low LTV loans secured by property located near the Company's retail offices for the purpose of marketing to these homeowners for additional borrowing needs. Purchases of low LTV loans totaled $61.5 million in 1997.


LOAN SALES

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                  1995        1996          1997
                                                              -----------  -----------  -----------
                                                                     (Dollars in thousands)

   Securitizations............................................$  167,974   $  267,661   $  339,005
   Whole loan sales  .........................................    65,251       71,864      144,633
                                                              -----------  -----------  -----------
      Total ..................................................$  233,225   $  339,525   $  483,638
                                                              ===========  ===========  ===========

   Loan sales, including securitizations of loans, increased 42% in 1997 and 46% in 1996. These increases in loan sales were the result of the sale of the increased volume of loan originations and purchases.

COMPOSITION OF REVENUE AND EXPENSE

   The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the years ended December 31:

                                                                    1995         1996         1997
                                                                 -----------  -----------  -----------
   REVENUE:
       Loan origination and sale:
         Gain (loss) on sale of loans............................    15.3%        15.5%        23.7%
         Net loan origination and other fees.....................    45.0         52.5         46.0
       Loan servicing and other fees.............................    14.6         12.5          7.9
       Interest and other........................................    25.1         19.5         22.4
                                                                 -----------  -----------  -----------
         Total revenue...........................................   100.0        100.0        100.0
                                                                 -----------  -----------  -----------
   EXPENSE:
       Compensation and benefits.................................    17.7         21.9         20.2
       Advertising ..............................................     7.4          5.9          6.4
       Professional services and other fees......................     3.4          2.7          3.3
       Facilities and insurance..................................     3.6          3.5          3.5
       Supplies..................................................     2.1          2.2          2.5
       Depreciation and amortization.............................     1.5          1.2          1.0
       Interest..................................................     7.1          3.7          3.3
       Legal ....................................................     2.5          1.3          2.1
       Travel and training.......................................     1.4          1.6          1.8
       Other ....................................................     0.6          2.0          0.9
                                                                 -----------  -----------  -----------
         Total expense...........................................    47.3         46.0         45.0
                                                                 -----------  -----------  -----------
   Income before income tax provision...........................     52.7         54.0         55.0
   Income tax provision (1)......................................     0.8          8.7         20.7
                                                                 -----------  -----------  -----------
   Net income ...................................................    51.9%        45.3%        34.3%
                                                                 ===========  ===========  ===========

   (1) During 1996, the Company completed the IPO and the Company changed its tax status from that of an S corporation to that of a C corporation.


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

   REVENUE

   The following table sets forth the components of the Company's revenue for the years ended December 31:

                                                                    1995         1996          1997
                                                                 -----------  -----------  -----------
                                                                         (Dollars in thousands)
   Loan origination and sale:
       Gain on sale of loans (1).................................$    8,982   $   10,965   $   22,644
       Net loan origination and other fees.......................    26,484       37,206       44,034
   Loan servicing and other fees.................................     8,614        8,854        7,544
   Interest and other............................................    14,800       13,846       21,427
                                                                 -----------  -----------  -----------
       Total revenue.............................................$   58,880   $   70,871   $   95,649
                                                                 ===========  ===========  ===========

   (1) Excluding net loan origination and other fees.

   Total revenues increased 35% or $24.8 million and 20% or $12.0 million in 1997 and 1996, respectively, as compared to the corresponding prior periods primarily due to higher loan origination and sale revenue and, in 1997, higher interest income from residual interests and loans held for sale.

   Loan origination and sale revenue increased 38% in 1997 to $66.7 million from $48.2 million in 1996, which increased 36% from $35.5 million in 1995.

   Gain on sale of loans increased $11.7 million in 1997 as compared to 1996 due to a 42% increase in the volume of loans sold, an increase in the weighted average gain on loan sales and $3.1 million recognized in 1997 as an increase in the fair value of residual interests. The weighted average gain on sale of loans as a percentage of loan principal balances increased to 4.7% in 1997 from 3.2% in 1996. The weighted average gain on sale of loans securitized increased to 4.3% in 1997 from 3.5% in 1996. This increase is primarily due to an increase in the weighted average initial interest rate spread, an increase in the proportion of adjustable rate mortgages securitized and a decrease in the discount rate used in computing the fair value of the residual interests and mortgage servicing rights. The weighted average initial interest rate spread (the difference between the initial weighted average loan interest rates for the loans included in the securitization and the initial weighted average pass-through rate paid to the holders of the regular interests in the securitization) in residual interests originated increased to 3.1% in 1997 from 2.9% in 1996. As a percentage of total loans securitized, adjustable rate loans, which historically have generated larger interest rate spreads than fixed rate loans, increased to 60% in 1997 from 53% in 1996. A discount rate of 15% was used to value residual interests and mortgage servicing rights in 1997 as compared to a rate of 18% used in 1996. In addition, the weighted average gain on whole loan sales increased to 3.3% of loans sold in 1997 as compared to 2.0% in 1996. The Company's whole loan sales consist of bulk sales, for which the Company receives a premium over the principal balance of the loan, and flow sales, which represent individual loan sales for which the Company generally recognizes no gain or loss. The increase in the weighted average gain on whole loan sales is primarily the result of increases in the percentage of whole loan sales sold through bulk sales.

   The 22% increase in gain on sale of loans in 1996 as compared to 1995 was due to the increased volume of loans sold offset by lower premiums realized on loan sales. The weighted average gain on sales of loans as a percentage of loan principal balances decreased to 3.2% in 1996 from 3.9% in 1995. This decrease was primarily due to decreased weighted average initial gross spreads in residual interests originated in securitizations which decreased to 2.9% in 1996 from 3.8% in 1995. Gross spreads decreased due to increasing interest rates during the first half of 1996 as compared to decreasing interest rates during the first nine months of 1995. These decreased gross spreads were offset by the results of the Company's hedging activities which had realized gains of $0.4 million in 1996 as compared to realized losses of $0.3 million in 1995. Since April 1996, the Company has continuously hedged fixed rate loans held for sale and commitments to fund fixed rate loans.

   Net loan origination and other fees increased 18% and 40% in 1997 and 1996, respectively, as compared to the corresponding prior periods as a result of the increased volume of sales of retail originations.

   Loan servicing and other fees as a percentage of the average servicing portfolio were 1.1%, 1.4% and 1.5% in 1997, 1996 and 1995, respectively. As a percentage of the average servicing portfolio, management fees decreased 0.1%, prepayment penalties decreased 0.1% and the amortization of mortgage servicing rights increased 0.1% in 1997 as compared to 1996. The Company earns higher management fees on loans serviced for private investors and for certain securitizations originated prior to 1996. As the proportion of loans serviced for private investors and securitizations originated prior to 1996 have decreased as a percentage of the total servicing portfolio, the Company's weighted average management fees have decreased. The decrease in prepayment penalties is primarily the result of a decrease, due to certain state and federal restrictions, in the percentage of loans on which the Company collects prepayment penalties. The increase in the amortization of mortgage servicing rights is due to the adoption in January of 1995 of SFAS No. 122 "Accounting for Mortgage Servicing Rights," which requires the Company to capitalize the fair value of originated mortgage servicing rights and amortize the capitalized amount over the life of such assets.

   Interest income increased $7.6 million, or 55%, in 1997 as compared to 1996. The increase in interest income was due to a $3.6 million increase in interest income from loans held for sale, a $2.6 million increase in interest income from residual interest, and a $1.4 million increase in interest income from short-term investments. The increases in interest income from loans held for sale and residual interests were primarily due to increases in the average balances of loans held for sale and residual interests during 1997 as compared to 1996. The increases in interest income from short-term investments were primarily attributable in increases in the balance of available cash as a result of the IPO and cash generated from operations.

   Interest income decreased $1.0 million, or 6%, in 1996 as compared to 1995. Interest income from loans held for sale and loans receivable held for investment decreased $3.8 million due primarily to a decrease in the average balance of loans outstanding. This was the result of a decrease in the average holding period of loans held for sale as the Company completed securitizations in each quarter of 1996, as compared to two securitizations in 1995, and the paydown of loans receivable held for investment. Interest income from residual interests increased $2.5 million due primarily to an increase in the average balance of residual interests.

   EXPENSE

   The following table sets forth the components of the Company's expenses for the years ended December 31:

                                                 1995        1996       1997
                                              ----------  ----------  ----------
                                                 (Dollars in thousands)
   Compensation and benefits..................$  10,416   $  15,488   $  19,341
   Advertising................................    4,345       4,191       6,099
   Professional services and other fees.......    1,999       1,946       3,196
   Facilities and insurance...................    2,148       2,511       3,362
   Supplies...................................    1,214       1,575       2,416
   Depreciation and amortization..............      907         838         924
   Interest...................................    4,167       2,655       3,164
   Legal......................................    1,491         917       2,009
   Travel and training........................      797       1,163       1,710
   Other .....................................      376       1,348         783
                                              ----------  ----------  ----------
      Total expense...........................$  27,860   $  32,632   $  43,004
                                              ==========  ==========  ==========

   Total expenses increased 32%, or $10.4 million, and 17% or $4.8 million in 1997 and 1996, respectively, as compared to the corresponding prior year periods primarily due to increases in expenses related to the Company's continuing retail branch expansion.

   The increase in compensation and benefits in 1997 and 1996 of $3.9 million and $5.1 million, respectively, were due primarily to increases in personnel to support the Company's retail branch expansion. In addition, in 1996, the Company reduced the use of outside telemarketing services and increased the number of employees in its internal telemarketing operations.

   Advertising expense increased 46%, or $1.9 million, in 1997 as compared to 1996 primarily due to increase in marketing activities resulting from the Company's retail branch expansion. The decrease in advertising expense in 1996 as compared to 1995 is due primarily to the reduction in the use of outside telemarketing services and the increase in the number of employees in the Company's internal telemarketing operations.

   Professional services and other fees increased $1.2 million, in 1997 as compared to 1996 primarily due to increases in recruiting costs and information systems consulting costs associated with the Company's ongoing retail branch expansion and increases in costs associated with management of properties in foreclosure. The increase in the costs associated with the management of properties in foreclosure is due to the increase in the proportion of properties in foreclosure located outside of California for which the Company utilizes foreclosure service companies located in the same state as the property.

   Combined, facilities and insurance, supplies, and travel and training increased 43% and 26% in 1997 and 1996, respectively, as compared to the corresponding prior periods primarily due to increases in expenses related to the Company's continuing retail branch expansion. The number of retail branch offices increased from 17 at December 31, 1995 to 23 at December 31, 1996 to 33 at December 31, 1997.

   Interest expense increased $0.5 million in 1997 as compared to 1996 due primarily to an increase in interest expense on the warehouse financing facility of $1.2 million. The increase in interest expense on the warehouse financing facility is the result of a 53% increase in the average balance outstanding on the warehouse line when compared to the prior year. In addition, during 1996, the Company paid interest on S distribution notes of $0.6 million. No such notes were outstanding during 1997.

   Interest expense decreased $1.5 million in 1996 as compared to 1995 due primarily to a decrease in interest expense on the warehouse financing facilities of $1.8 million offset by an increase of $0.4 million in interest expense paid to stockholders related to stockholder notes payable and S distribution notes. Due to the increased frequency of securitizations in 1996 as compared to 1995, the average outstanding balance of the warehouse financing facilities decreased 42% resulting in a decrease in the related interest expense. The increase in interest expense associated with stockholder notes payable and S distribution notes was due primarily to an increase in the average balance outstanding during 1996 which was due to the distribution of the S distribution notes in 1996.

   Legal expense increased $1.1 million in 1997 as compared to 1996 primarily due to legal costs incurred in resolving outstanding corporate litigation matters. Legal expense decreased $0.6 million in 1996 as compared to 1995 primarily due to a $0.8 million decrease in legal settlement costs.

   Other expenses in 1996 were $0.6 million and $1.0 million higher than the corresponding amounts in 1997 and 1995, respectively. These differences were primarily due to increase in losses realized on the sale of real estate owned ("REO") in 1996. The increase in REO losses in 1996 reflect the Company's decision to aggressively reduce the balance of its REO portfolio which decreased from $1.5 million at December 31, 1995 to zero at December 31, 1997.


INCOME TAXES

   From May 1, 1988 until the close of the IPO, the Company had elected to be treated for Federal income and certain state tax purposes as an S corporation under Subchapter S of the Internal Revenue Code and comparable state laws. As a result, the Company's provisions for income taxes during that period reflected modest corporate level state income taxes for those states in which the Company operates. The taxable income of the Company during such periods has been included in the individual taxable income of its stockholders for Federal and state income tax purposes.

   The Company's S corporation status was terminated in July 1996 and the Company became subject to full corporate Federal income and certain state income taxes. In conjunction with the termination of the Company's S corporation status, the Company recorded $3.1 million of net deferred tax assets related to temporary differences between financial reporting and tax basis of assets and liabilities measured by applying enacted tax rates and law to taxable years in which such temporary differences are expected to be recovered or settled. Since the IPO, the Company's effective income tax rate has approximated the Federal and composite state income tax rates (net of Federal benefit). If the Company had been fully subject to Federal and state income taxes, net income on a pro forma basis would have been $22.6 million and $18.3 million in 1996 and 1995, respectively.

   To date, all of the Company's securitizations have been in the form of real estate mortgage investment conduit trusts. In 1998, the Company intends to securitize its loans in owners' trusts. Under an owners' trust, the securitization of loans will be treated as a borrowing for state and Federal tax purposes rather than as a sale. To the extent that the gain on sale recorded on a securitization is greater the net interest income realized in the current period from the loans included in the related securitization, state and Federal taxes will be deferred. These deferred taxes will be payable in future periods as net interest income is realized for tax purposes. The company believes that the use of owners' trusts in its securitizations may significantly increase operating cash flow in 1998.

SERVICING

   The following tables provide data on loan delinquency, REO and net losses for the Company's servicing portfolio:

                                                            AS OF DECEMBER 31,
                                    ----------------------------------------------------------------------
                                             1995                   1996                     1997
                                    ----------------------  ----------------------  ----------------------
                                                  % OF                    % OF                    % OF
                                   (Dollars in  SERVICING  (Dollars in  SERVICING  (Dollars in  SERVICING
                                    thousands)  PORTFOLIO   Thousands)  PORTFOLIO   thousands)  PORTFOLIO
                                    ----------  ----------  ----------  ----------  ----------  ----------
   Servicing portfolio............. $ 613,791               $ 641,191               $ 799,085
                                    ==========              ==========              ==========
   30-59 days delinquent........... $   8,339        1.4%   $   9,359        1.5%   $   7,994        1.0%
   60-89 days delinquent...........     6,538        1.0        6,704        1.0        7,654        0.9
   90 days or more delinquent......    21,002        3.4       19,081        3.0       17,378        2.2
                                    ----------  ----------  ----------  ----------  ----------  ----------
      Total delinquencies.......... $  35,879        5.8%   $  35,144        5.5%   $  33,026        4.1%
                                    ==========  ==========  ==========  ==========  ==========  ===========
   REO (1)......................... $   7,854        1.3%   $   3,951        0.6%   $   1,688        0.2%
                                   ===========  ==========  ==========  ==========  ==========  ===========


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                 1995         1996         1997
                                                             ------------ ------------ ------------
                                                                     (Dollars in thousands)

   Average servicing portfolio (2) ......................... $   583,943  $   615,393  $   705,928
   Net losses (3)...........................................         169        2,160        1,705
   Percentage of average servicing portfolio...............         0.03%        0.35%        0.24%


   (1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
   (2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balance at the beginning and end of each quarter.
   (3) Net losses represent losses realized with respect to disposition of REO.

   The increase in loan losses in 1996 was principally due to disposition of properties acquired through foreclosures of wholesale loans purchased in 1993 and 1994 from certain originators from which the Company no longer purchases loans.


LIQUIDITY AND CAPITAL RESOURCES

   During the third quarter of 1996, the Company completed the IPO whereby 6,037,500 shares of Class A Common Stock were sold resulting in gross proceeds of $68.4 million. After deducting underwriting discounts and costs of the IPO, the net proceeds of $63.1 million were used to pay $45.0 million of S distribution notes, to pay down $12.9 million of the Company's warehouse financing facilities and to fund current operations.

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

   The Company generated pro forma operating cash flow of $13.7 million, $9.3 million and $7.0 million in 1997, 1996 and 1995, respectively. Pro forma amounts reflect adjustments for state and federal income taxes as if the Company had been taxed as a C corporation for periods prior to the IPO. The following table shows the computation of operating cash flow and provides a reconciliation of operating cash flow to net cash provided by (used in) operating activities as it is included in the consolidated statement of cash flows for the years ended December 31:

                                                                         1995         1996         1997
                                                                      ----------   ----------  -----------
                                                                            (Dollars in thousands)
   Pro forma net income.............................................. $  18,302    $  22,561   $  32,772
   Non-cash adjustments to reconcile pro forma net income to
      pro forma net operating cash flow:
      Capitalized residual interests and mortgage servicing rights...    (9,908)     (12,515)    (23,220)
      Net accretion of residual interests in securities..............    (2,048)        (850)     (3,837)
      Amortization of mortgage servicing rights......................       638        1,813       2,857
      Deferred income taxes..........................................        73       (3,028)      3,774
      Depreciation and amortization..................................       907          838         923
      Other..........................................................      (976)         445         421
                                                                      ----------   ----------  -----------
   Operating cash flow............................................... $   6,988    $   9,264   $  13,690
                                                                      ==========   ==========  ===========

   Reconciliation to consolidated statements of cash flows
      Operating cash flow............................................ $   6,988    $   9,264   $  13,690
      (Increase) decrease in loans held for sale.....................    (6,068)      12,112     (44,416)
      Changes in other assets and liabilities........................    (7,180)       7,788      (2,811)
      Adjustment for pro forma income tax provision..................    12,240        9,578
                                                                      ----------   ----------  -----------
   Net cash provided by (used in) operating activities............... $   5,980    $  38,742   $ (33,537)
                                                                      ==========   ==========  ============

   The loan origination and processing fees charged to the borrower are included in the principal balance of the loan originated. The Company funds such loans out of available cash or through its warehouse financing facilities. For loans financed through available cash, the Company receives its loan origination and processing fees in cash upon sale of the loan. For loans financed through the warehouse financing facilities, the Company generally receives substantially all of the loan origination and processing fees in cash at the time of the warehouse financing facility borrowing. The Company's warehouse financing facilities provide, in the aggregate, up to $250 million in the United States and up to 50 UKP million in the United Kingdom in repurchase agreements or secured revolving lines of credit which are used to finance loan originations and purchases.

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

   The Company's warehouse financing facilities consist of four separate agreements: a $125 million facility, a $100 million facility, a $25 million facility and a 50 million UKP facility. The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over the 30 day US dollar denominated London Interbank Offered Rate ("LIBOR"), expires in June 1998. The Company's $100 million master repurchase agreement, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.25% over 30 day US dollar denominated LIBOR, expires in October 1998. The Company's $25 million master repurchase agreement, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over 30 or 90 day US dollar denominated LIBOR, expires in March 1998. The Company's 50 million UKP credit facility, which is secured by loans originated or purchased by the Company in the United Kingdom and currently bears interest at a rate of 0.925% over 30 day sterling denominated LIBOR, expires in August 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (or obtain comparable replacement or additional financing) in the future.

   In February 1997, the Company entered into master repurchase agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. These facilities are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10% per annum, have a combined borrowing limit of $17 million and expire in October 1998. As of December 31, 1997, an aggregate of $12.3 million was outstanding on these lines.

   In April 1997, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of Class A Common Stock in open market transactions. In connection with this program, the Company repurchased 1.2 million shares of its Class A Common Stock for $20.5 million during 1997. In January 1998, the Board of Directors authorized the repurchase of an additional 2 million shares of the Company's Class A Common Stock.

   As of December 31, 1997, the Company had commitments to fund loans of $20.4 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $6.7 million, $2.3 million and $1.3 million in 1997, 1996 and 1995, respectively. In 1997, the Company purchased an office building for $3.4 million to house the Company's telemarketing operations.

   Prior to the IPO, the Company paid dividends, including amounts to be used by the stockholders for the payment of personal income tax on the earnings of the S corporation. In this regard, the Company paid dividends of $15.1 million and $12.2 million in 1996 and 1995, respectively. In addition, in 1996, the Company distributed S distribution notes to the stockholders of the Company totaling $45.0 million. Proceeds from the IPO were used to pay the S distribution notes in 1996. Since the completion of the IPO in July 1996 the Company has been taxed as a C corporation and no cash dividends have been declared.

   The Company believes that cash flows from operations, net proceeds from securitizations and whole loan sales and the availability of funds under the warehouse financing facilities will be sufficient to fund operating needs and capital expenditures for the ensuing 12 months.


YEAR 2000 ISSUE

   The Company has performed a preliminary review of its computer systems and hardware to identify processes which may be affected by Year 2000 problems. During 1998 and 1999, the Company plans to complete this review, make changes where needed and test its computer systems and hardware to ensure the Company's systems are Year 2000 compliant. During 1998 and 1999, the Company will also complete a Year 2000 review of its relationships with suppliers and financial institutions and obtain assurance, where necessary, that these entities are Year 2000 compliant. Because the majority of the Company's computer systems and hardware have been purchased or developed recently and were designed to be Year 2000 compliant, the Company does not expect to incur significant costs in addressing the Year 2000 issue.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128 "Earnings Per Shares" which is effective for annual and interim periods ending after December 15, 1997. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board opinion No. 15. The adoption of this standard did not have a material effect on the Company's earnings per share.

   In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

   In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

   In February 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.


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

               Consolidated Statements of Financial Condition:
                 December 31, 1997 and 1996                                 F-1

               Consolidated Statements of Income: For each of the
                 three years in the period ended December 31, 1997          F-2

               Consolidated Statements of Stockholders' Equity: For
                 each of the three years in the period ended
                 December 31, 1997.                                         F-3

               Consolidated Statements of Cash Flows: For each of the
                 three years in the period ended December 31, 1997          F-4

               Notes to Consolidated Financial Statements: For each
                 of the three years in the period ended December 31, 1997   F-6

               Independent Auditors' Report                                 F-20

         2.    Financial Statement Schedules:
                 None Required.

         3.    Exhibits

EXHIBIT
  NO.                      DESCRIPTION OF EXHIBIT
  ---                      ----------------------

 3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
 4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
 10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.2    Form of Pooling and Servicing Agreement (Incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
 10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company *
 10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company *

EXHIBIT
  NO.                      DESCRIPTION OF EXHIBIT
  ---                      ----------------------

 10.9    Chisick Employment Agreement (Incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
 10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
 10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
 10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
 10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
 10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to
         Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
 10.16 25,000,000 UKP Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
 10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company *
 21      Subsidiaries of the Registrant *
 27      Financial Data Schedule *

----------------
 * Filed herewith.


    (a)  Reports on Form 8-K:
            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1998

                                              FIRST ALLIANCE CORPORATION

                                        By:      /S/ BRIAN CHISICK
                                           -------------------------------------
                                                     Brian Chisick
                                                     President and
                                                Chief Executive Officer

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

     SIGNATURE                                     TITLE                                    DATE
     ---------                                     -----                                    ----


 /S/ BRIAN CHISICK              President and Chief Executive Officer, Director          March 27, 1998
------------------------        PRINCIPAL EXECUTIVE OFFICER
     Brian Chisick


 /S/ MARK MASON                 Executive Vice President and Chief Financial Officer,    March 27, 1998
------------------------        Director, PRINCIPAL ACCOUNTING OFFICER
     Mark Mason


/S/ JEFFREY W. SMITH            Executive Vice President and Chief Operating Officer,    March 27, 1998
-----------------------         Director
    Jeffrey W. Smith


/S/ SARAH CHISICK               Vice President, Director                                 March 27, 1998
-----------------------
    Sarah Chisick


/S/ MERRILL BUTLER              Director                                                 March 27, 1998
-----------------------
    Merrill Butler


/S/ GEORGE GIBBS, JR.           Director                                                 March 27, 1998
-----------------------
    George Gibbs, Jr.


/S/ ALBERT L. LORD              Director                                                  March 27, 1998
-----------------------
    Albert L. Lord



                           FIRST ALLIANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Financial Condition
  As of December 31, 1996 and 1997                                          F-1

Consolidated Statements of Income
  For each of the three years in the period ended December 31, 1997         F-2

Consolidated Statements of Stockholders' Equity
  For each of the three years in the period ended December 31, 1997         F-3

Consolidated Statements of Cash Flows
  For each of the three years in the period ended December 31, 1997         F-4

Notes to Consolidated Financial Statements
  For each of the three years in the period ended December 31, 1997         F-6

Independent Auditors' Report                                                F-20


                                     FIRST ALLIANCE CORPORATION

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       (Dollars in thousands)


                                                                                   December 31,
                                                                             -------------------------
                                                                                 1996         1997
                                                                             ------------ ------------

                                   ASSETS
Cash and cash equivalents................................................... $    27,414  $    14,032
Receivable from trusts......................................................       2,671        3,085
Loans held for sale.........................................................      11,023       54,872
Warehouse financing receivable..............................................           -       12,324
Loans receivable held for investment........................................       2,432        2,082
Residual interests in securities - at fair value............................      29,253       50,238
Mortgage servicing rights...................................................       6,025        9,240
Property, net...............................................................       3,410        8,587
Deferred taxes..............................................................       3,101            -
Prepaid expenses and other assets...........................................       2,128        3,687
                                                                             ------------ ------------
   Total assets............................................................. $    87,457  $    158,147
                                                                             ============ ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities.............................................. $         -  $    57,742
Accounts payable and accrued liabilities....................................       3,952        4,769
Income taxes payable........................................................       5,396        3,664
Deferred taxes..............................................................           -          670
Notes payable...............................................................         131           25
                                                                             ------------ ------------
   Total liabilities........................................................       9,479       66,870
                                                                             ------------ ------------

Commitments and contingencies

Stockholders' equity:
Preferred  Stock  $.01 par  value:  1,000,000  shares  authorized;  no shares outstanding..............................................................
Class A Common Stock, $.01 par value;  25,000,000 shares  authorized;  shares issued and outstanding: 11,265,375 at December 31, 1997, 6,037,500 at December
   31,1996..................................................................          60          112
Class B Common Stock, $.01 par value;  15,000,000 shares  authorized;  shares issued and outstanding: 10,956,270 at December 31, 1997, 16,125,000 at December
   31, 1996.................................................................         161          110
Additional paid in capital..................................................      64,570       65,321
Retained earnings...........................................................      14,338       47,110
Treasury stock - at cost: 1,169,300 shares at December 31, 1997.............                 (20,544)
Deferred stock compensation.................................................      (1,113)        (765)
Foreign currency translation................................................         (38)         (67)
                                                                             ------------ ------------
   Total stockholders' equity...............................................      77,978       91,277
                                                                             ------------ ------------
   Total liabilities and stockholders' equity............................... $    87,457  $   158,147
                                                                             ============ ============

                          See notes to consolidated financial statements


                                     FIRST ALLIANCE CORPORATION

                                  CONSOLIDATED STATEMENTS OF INCOME

                           (Dollars in thousands except per share amounts)


                                                                      Years Ended December 31,
                                                                --------------------------------------
                                                                    1995         1996         1997
                                                                ------------ ------------ ------------
REVENUE:
   Loan origination and sale................................... $    35,466  $    48,171  $    66,678
   Loan servicing and other fees...............................       8,614        8,854        7,544
   Interest and other..........................................      14,800       13,846       21,427
                                                                ------------ ------------ ------------
     Total revenue.............................................      58,880       70,871       95,649
                                                                ------------ ------------ ------------
EXPENSE:
   Compensation and benefits...................................      10,416       15,488       19,341
   Advertising.................................................       4,345        4,191        6,099
   Professional services and other fees........................       1,999        1,946        3,196
   Facilities and insurance....................................       2,148        2,511        3,362
   Supplies....................................................       1,214        1,575        2,416
   Depreciation and amortization...............................         907          838          924
   Interest....................................................       4,167        2,655        3,164
   Legal.......................................................       1,491          917        2,009
   Travel and training.........................................         797        1,163        1,710
   Other ......................................................         376        1,348          783
                                                                ------------ ------------ ------------
     Total expense............................................       27,860       32,632       43,004
                                                                ------------ ------------ ------------

INCOME BEFORE INCOME TAX PROVISION.............................      31,020       38,239       52,645

INCOME TAX PROVISION...........................................         478        6,100       19,873
                                                                ------------ ------------ ------------

NET INCOME..................................................... $    30,542  $    32,139  $    32,772
                                                                ============ ============ ============

NET INCOME PER SHARE:
   Basic....................................................... $      1.91  $      1.72  $      1.50
                                                                ============ ============ ============
   Diluted..................................................... $      1.91  $      1.72  $      1.49
                                                                ============ ============ ============

Weighted average number of common shares outstanding:
   Basic.......................................................  15,963,750   18,638,423   21,851,732

   Diluted.....................................................  15,963,750   18,672,872   22,030,438

                          See notes to consolidated financial statements

                                                       FIRST ALLIANCE CORPORATION

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         (Dollars in thousands)

                                                                                                            Foreign
                                                    Additional                                Deferred      Currency      Total
                   Class A Common    Class B Common  Paid in   Retained    Treasury Stock      Stock      Translation Stockholders'
                       Stock             Stock
                  Shares   Amount   Shares   Amount  Capital   Earnings   Shares   Amount   Compensation  Adjustment     Equity
                --------- ------- --------- ------- --------- ---------- -------- -------- -------------- ----------- -------------
Balance January
  1, 1995........                15,963,750 $   42               23,942                                               $     23,984
Dividends........                                               (12,205)                                                   (12,205)
Net income.......                                                30,542                                                     30,542
                --------- ------- --------- ------- --------- ---------- -------- -------- -------------- ----------- -------------
Balance December
  31, 1995......                 15,963,750     42               42,279                                                     42,321
Dividends.......                                                (15,085)                                                   (15,085)
Distribution of
  S distribution
  notes.........                                                (44,995)                                                   (44,995)
Net income......                                                 32,139                                                     32,139
Issuance of
  restricted
  stock.........                    161,250    119  $  1,481                               $      (1,600)
Initial public
  offering of
  stock.........6,037,500 $   60                      63,089                                                                63,149
Amortization of
  deferred stock
  compensation..                                                                                     487                       487
Foreign currency
  translation
  adjustment....                                                                                          $      (38)          (38)
                --------- ------- --------- ------- --------- ---------- -------- -------- -------------- ----------- -------------
Balance December
  31, 1996......6,037,500     60 16,125,000    161    64,570     14,338                           (1,113)        (38)       77,978
Net income......                                                 32,772                                                     32,772
Issuance of
  stock.....       59,145      1                         670                                                                   671
Tax benefit
  from exercise
  of stock
  options.......                                          81                                                                    81
Purchase of
  treasury
  stock.........                                                        1,169,300 $(20,544)                                 (20,544)
Conversion of
  Class B Stock
  to Class A
  Stock.........5,168,730     51 (5,168,730)   (51)
Amortization of
  deferred stock
  compensation                                                                                       348                       348
Foreign currency
  translation
  adjustment....                                                                                                 (29)          (29)
                --------- ------- --------- ------- --------- ---------- -------- -------- -------------- ----------- -------------
Balance December
  31, 1997.....11,265,375 $  112 10,956,270 $  110  $ 65,321  $  47,110 1,169,300 $(20,544)$        (765) $      (67) $     91,277
               ========== ======= ========= ======= ========= ========== ======== ======== ============== =========== =============

                       See notes to consolidated financial statements

                                      FIRST ALLIANCE CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (Dollars in Thousands)

                                                                      Years Ended December 31,
                                                                --------------------------------------
                                                                    1995         1996         1997
                                                                ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................... $    30,542  $    32,139  $    32,772
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Capitalized residual interests and mortgage servicing rights     (9,908)     (12,515)     (23,220)
    Deferred income taxes......................................          73       (3,028)       3,774
    Net accretion of residual interests in securities..........      (2,048)        (850)      (3,837)
    Amortization of mortgage servicing rights..................         638        1,813        2,857
    Depreciation and amortization..............................         907          838          923
    Deferred stock compensation................................           -          487          348
    Accretion of discounts on loan receivable..................      (1,022)        (268)        (143)
    Foreign currency transaction (gain) loss ..................           -         (188)         146
    Loss on sales of property..................................          46          414           70
  Changes in assets and liabilities:
    Receivable from trusts.....................................        (758)       1,993         (414)
    Loans held for sale........................................      (6,068)      12,112      (44,416)
    Prepaid expenses and other assets..........................      (2,253)       1,681       (1,562)
    Accounts payable and accrued liabilities...................      (4,169)      (1,282)         816
    Income taxes payable.......................................           -        5,396       (1,651)
                                                                ------------ ------------ ------------
      Net cash provided by (used in) operating activities.....        5,980       38,742      (33,537)
                                                                ------------ ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances on warehouse financing receivable.....................           -            -      (12,324)
Capital expenditures...........................................      (1,333)      (2,286)      (6,653)
Collections on loans receivable held for investment............       2,880        1,518          954
Proceeds from sales of property................................         552        1,748          645
Loans receivable held for investment issued....................      (1,579)
                                                                ------------ ------------ ------------
      Net cash provided by (used in) investing activities......         520          980      (17,378)
                                                                ------------ ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse financing facilities..       4,843      (18,233)      57,641
Purchase of treasury stock.....................................           -            -      (20,544)
Proceeds from issuance of stock (net of issuance costs)........           -       63,149          671
Payments on notes payable......................................        (417)      (1,163)        (188)
Payments on S distribution notes...............................           -      (44,995)           -
Cash dividends.................................................     (12,205)     (15,085)           -
Proceeds from issuance of notes payable to stockholders........       4,500        1,000            -
Payments on notes payable to stockholders......................      (4,500)      (1,000)           -
                                                                ------------ ------------ ------------
      Net cash (used in) provided by financing activities......      (7,779)     (16,327)      37,580
                                                                ------------ ------------ ------------

Effect of exchange rate changes on cash........................           -            -          (47)
                                                                ------------ ------------ ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........      (1,279)      23,395      (13,382)
CASH AND CASH EQUIVALENTS, beginning of period.................       5,298        4,019       27,414
                                                                ------------ ------------ ------------
CASH AND CASH EQUIVALENTS, end of period ...................... $     4,019  $    27,414  $    14,032
                                                                ============ ============ ============


                           See notes to consolidated financial statements

                                     FIRST ALLIANCE CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)

                                       (Dollars in Thousands)

                                                                      Years Ended December 31,
                                                                --------------------------------------
                                                                   1995         1996         1997
                                                                ------------ ------------ ------------
SUPPLEMENTAL INFORMATION:
Interest paid.................................................. $     4,114  $     2,735  $     2,694
                                                                ============ ============ ============
Income taxes paid.............................................. $       486  $     3,686  $    17,764
                                                                ============ ============ ============

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING
    AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for
  investment                                                                 $     1,421  $       594
                                                                             ============ ============
Distribution of S distribution notes...........................              $    44,995
                                                                             ============
Grant of restricted stock......................................              $     1,600
                                                                             ============


                           See notes to consolidated financial statements

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION - The consolidated financial statements include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"). The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. The Company sells loans to investors and wholesale purchasers or securitizes them in trusts. A significant portion of the loans are securitized with the Company retaining the right to service the loans. The Company is currently licensed as a consumer finance lender in eighteen states, the District of Columbia and the United Kingdom. The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition.

   The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

   In July and August 1996, FACO completed an initial public offering (the "Offering") whereby 6,037,500 shares of its Class A Common Stock were sold to the public resulting in gross proceeds of $68.4 million. Concurrently, 16,125,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. The acquisition of FAMCO has been accounted for similar to a pooling of interests. The consolidated financial position and results of operations of the Company for periods prior to the date of the reorganization substantially consist of those of FAMCO. After deducting underwriting discounts and offering costs of $5.3 million, net proceeds from the Offering were $63.1 million.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

   RECEIVABLE FROM TRUSTS - In the normal course of servicing loans previously securitized, the Company advances payments and other costs to the securitization trusts. In such cases, funds advanced are reflected in the consolidated statements of financial condition as receivable from trusts. Advances are recovered through subsequent collections from the trusts or borrowers.

   LOANS - Loans held for sale are loans the Company plans to sell or securitize which are carried at the lower of aggregate cost or market value. Loan origination and processing fees and related direct origination costs are deferred until the related loan is sold. Loans receivable held for investment are loans the Company has purchased or originated and has the intent and ability to hold to maturity. Loan origination and processing fees and related direct origination costs associated with loans receivable held for investment are deferred and offset against the related loans, and the net fee or cost is amortized into interest income over the contractual lives of the related loans. Loans transferred from loans held for sale to loans receivable held for investment are transferred at the lower of cost or market value. When a loan becomes over 90 days contractually delinquent, it is placed on non-accrual status and unpaid interest income is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received.

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

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   RESIDUAL INTERESTS IN SECURITIES - The Company securitizes a majority of loans held for sale in a trust. The trust is a multi-class security which derives its cash flow from a pool of mortgages. The regular interests of the securitization trusts are sold and the residual interests are retained by the Company. The documents governing the Company's securitizations require the Company to establish initial overcollateralization or build overcollateralization levels through retention of distributions by the securitization trust otherwise payable to the Company as the residual interest holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding regular interests. Such excess amounts serve as credit enhancement for the regular interests of the related securitization trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the overcollateralization to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained by the related securitization trust will pay any further losses experienced by holders of the regular interests in the related securitization trust. The Company does not have any recourse obligations for credit losses in the securitization trust.

   The Company classifies residual interests as trading securities which are carried at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related securitization trust, servicing fees, trustee fees, insurance fees, and an estimate of annual future loan losses. These cash flows are projected over the life of the loans using prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, term and geographic location. The Company also uses other available information such as externally prepared reports on prepayment rates, collateral value, economic forecasts and historical default and prepayment rates of the portfolio under review. The Company utilized estimated annual losses of 0.5% and weighted average discount rates of 15% for 1997 and 18% for 1996 and 1995, to value residual interests. Prepayment assumptions used to value residual interests at origination utilized constant prepayment rates, ranging from 25% to 40%, based on the experience of the Company's overall servicing portfolio during the previous twelve months. Prepayment assumptions used to value residual interests at each reporting period subsequent to origination utilized constant prepayment rates, ranging from 25% to 75%, equal to the higher of (i) the constant prepayment rate experience of the related securitization during the previous twelve months or (ii) the constant prepayment rate experience of the Company's overall servicing portfolio during the previous twelve months. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of possible values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective. During 1997, the Company recorded aggregate unrealized gains in the value of its residual interests of $3.1 million. These unrealized gains are included in loan origination and sale revenue.

   MORTGAGE SERVICING RIGHTS - Upon the sale or securitization of servicing retained loans, the Company capitalizes the costs associated with the right to service mortgage loans based on their relative fair values. The Company determines the fair value of the servicing rights based on the present value of estimated net future cash flows related to servicing income. Assumptions used to value mortgage servicing rights are consistent with those used to value residual interests. The cost allocated to the mortgage servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   The Company capitalized $6,073,000, $3,817,000 and $3,896,000 of mortgage servicing rights for the years ended December 31, 1997, 1996 and 1995, respectively. During the same periods, related amortization of such mortgage servicing rights was $2,708,000, $1,631,000 and $208,000, respectively. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating impairment. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. At December 31, 1997, the estimated fair value of mortgage servicing rights was $10.2 million and no valuation allowance existed.

   PROPERTY - Property is stated at cost and depreciated over the estimated useful lives of the assets using straight line or accelerated methods. Leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases. Useful lives generally range from three to seven years.

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

   REVENUE RECOGNITION - The Company derives its revenue principally from gains on sales of loans, fees for the origination of loans, loan servicing fees and interest income. The Company sells its loans through securitization and whole loan sales. Revenue from loans pooled and securitized or sold in the secondary market is recognized when such loan pools are sold. The Company retains the right to service all loans it securitizes. The Company receives a management fee for servicing loans based on a fixed percentage of the declining principal balance of securitized loan pools and other ancillary and prepayment fees associated with the servicing of such loans. The Company has historically retained a residual interest in the securitization trusts.

   Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. The allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. The net carrying value of originated loans is equal to their principal balance less net deferred origination fees. At origination, the Company classifies the residual interests as trading securities, which are carried at fair value. The difference between the fair value of residual interests and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue. In 1997, the difference between the allocated cost and the fair value of originated residual interests was $2,309,000. Gains on servicing released whole loan sales equal the difference between the net proceeds to the Company from such sales and the loans' acquisition costs or net carrying values.

   Loan servicing and other fees are recorded as earned.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   Interest income is recorded as earned. Interest income represents the interest earned on loans held for sale during the period prior to their securitization or sale, loans receivable held for investment, residual interests and cash equivalents. At the end of each quarter, in accordance with Emerging Issues Task Force Issue No. 89-4, the Company computes an effective yield based on the carrying amount of each residual interest and its then-current estimate of future cash flows. This yield is then used to accrue interest income on the residual interest in the subsequent quarter. As of December 31, 1997, the weighted average effective yield of the Company's residual interests was 29%.

   INCOME TAXES - Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   STOCK SPLIT - In October 1997 the Board of Directors authorized a three-for-two stock split to be effected in the form of a stock dividend. The stock dividend was distributed on October 31, 1997, to holders of record on October 15, 1997. All balances and transactions in common stock and additional paid in capital and all share and per share data, including shares issued and outstanding, shares repurchased and net income per share, have been restated to reflect the stock dividend. All outstanding options under the Company's stock incentive plan have been adjusted for the effect of the stock dividend.

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

   FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's United Kingdom subsidiary were prepared in pounds sterling, its functional currency, and translated into dollars at the current exchange rate at the end of the period for the statements of financial condition and at a weighted average rate for the period for the statements of income. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and accordingly have no effect on income. Foreign currency transaction gains and losses for the Company's United Kingdom subsidiary are included in income.

   RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997, and requires retroactive application to all periods presented. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard did not have a material effect on the Company's net income per share in 1997, 1996 and 1995.

   In June 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" which is effective for annual and interim periods beginning after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographical areas and major customers. The adoption of this standard is not expected to have a material effect on the Company's financial reporting.

   In February 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer as useful as they were under previous statements.

   RECLASSIFICATIONS - Certain reclassifications have been made to conform the 1996 and 1995 consolidated financial statements to the 1997 presentation.


NOTE 2.  LOANS RECEIVABLE HELD FOR INVESTMENT

   Loans receivable held for investment are secured principally by single family residences. The loans bear interest at fixed rates ranging up to 16.5% per annum and are due in monthly installments of principal and interest through September 2027.


NOTE 3.  PROPERTY

   Property consists of the following at December 31:
                                                           1996         1997
                                                       ------------ ------------
                                                        (Dollars in thousands)

       Office equipment................................$     4,218        6,835
       Land............................................          -        2,100
       Building........................................        141        1,425
       Computer software...............................        647          841
       Vehicles........................................        396          314
       Leasehold improvements..........................         78          287
       Real estate owned...............................        312
                                                       ------------ ------------
       Property, gross.................................      5,792       11,802
       Less accumulated depreciation and
         amortization..................................    ( 2,382)      (3,215)
                                                       ------------ ------------
       Property, net...................................$     3,410        8,587
                                                       ============ ============


NOTE 4.  SERVICING PORTFOLIO

   Trust and other custodial funds, relating to loans serviced for others, totaled $25.3 million and $14.5 million at December 31, 1997 and 1996, respectively. Such funds, which are maintained in separate bank accounts, are excluded from the Company's assets and liabilities.

   Total loans serviced amounted to $799.1 million and $641.2 million at December 31, 1997 and 1996, respectively.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


NOTE 5.  WAREHOUSE FINANCING FACILITIES AND WAREHOUSE FINANCING RECEIVABLE

   The Company has four separate financing facilities. The first facility is a line of credit which allows the Company to borrow and repay during a 90 day revolving period up to $125 million. The second facility is a master repurchase agreement which allows the Company to borrow and repay during the term up to $100 million. The third facility is also a master repurchase agreement which allows the Company to borrow and repay during the term up to $25 million. The fourth facility is a line of credit which allows the Company to borrow and repay during the term up to 25 million UKP. The first three facilities bear interest at a variable rate based upon the United States dollar denominated London Interbank Offered Rate (LIBOR). The fourth facility bears interest at a variable rate based upon sterling denominated LIBOR. Interest is payable monthly on all four facilities. The facilities expire or are renewable by the lender at the following dates: the first facility, June 1998; the second facility, October 1998; the third facility, March 1998; and the fourth facility, August 1998. Outstanding borrowings under these facilities are collateralized by loans held for sale. Upon the sale or securitization of such loans, borrowings are repaid. These facilities contain certain affirmative and negative covenants with which the Company was in compliance at December 31, 1997. In February 1998, the borrowing limit of the fourth facility was increased to 50 million UKP.

   The following table presents data on the lines of credit for the years ended December 31:


                                                                      1995        1996        1997
                                                                  ----------- ----------- -----------
                                                                        (Dollars in thousands)

       Weighted average interest rate for the period..............      7.10%       6.30%       6.67%
       Weighted average interest rate at the end of the period....      6.56%       6.30%       7.20%
       Average amount outstanding for the period..................$    52,610 $    30,507 $    46,596
       Maximum amount outstanding at any month-end................$   108,217 $    65,262 $   124,702


   In 1997, the Company entered into agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. These facilities are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10% per annum, have a combined borrowing limit of $17 million and expire in October 1998. As of December 31, 1997, an aggregate of $12.3 million was outstanding on these lines.


NOTE 6.  EMPLOYEE BENEFIT PLAN

   The Company has a 401(k) defined contribution plan, which was established in 1994, available to all employees who have been with the Company for six months and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year and the Company, at its discretion, may match up to 25% of the first 7% contributed by the employee. The Company's contribution expense was $175,000, $120,000 and $97,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


NOTE 7.  INCOME TAXES

   Through the date of the Offering in 1996 and in 1995 the Company elected to be treated for Federal income and certain state tax purposes as an S corporation whereby its taxable income was included in the individual returns of the stockholders. As an S corporation, the Company was subject to certain state taxes, primarily in California. Upon consummation of the Offering, the Company became a C corporation subject to Federal and state income taxes. The income tax provision for 1996 represents S corporation taxes prior to the Offering, C corporation taxes subsequent to the Offering and net deferred tax assets recognized upon the conversion from an S corporation to a C corporation. Taxes for 1995 represent certain state taxes. The reconciliation of income tax from continuing operations computed at the Federal statutory tax rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                           1996         1997
                                                       ------------ ------------

       Tax at Federal statutory rate...................    35.0  %       35.0  %
       State income taxes, net of Federal benefit......     3.9           4.0
       Benefit for S corporation period taxation.......   (14.5)            -
       Effect of conversion to C corporation...........    (8.4)            -
       Other...........................................       -          (1.2)
                                                       ------------ ------------
       Effective rate..................................    16.0  %       37.8  %
                                                       ============ ============


   The components of the provision for income taxes are as follows for the years ended December 31:

                                              1995         1996         1997
                                          ------------ ------------ ------------
                                                 (Dollars in thousands)
       Current:
          Federal........................ $         -  $     7,204  $    14,299
          State..........................         405        1,924        1,805
                                          ------------ ------------ ------------
       Total current.....................         405        9,128       16,104
                                         ------------- ------------ ------------

       Deferred:
          Federal........................           -       (3,289)       3,778
          State..........................          73          261          703
          Foreign........................           -            -         (712)
                                         ------------- ------------ ------------
       Total deferred ...................          73       (3,028)       3,769
                                         ------------- ------------ ------------

       Total.............................$        478  $     6,100  $    19,873
                                         ============= ============ ============

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   Deferred tax assets and liabilities reflect the temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The following are the significant components of the Company's deferred tax assets and liabilities as of December 31:

                                                           1996         1997
                                                       ------------ ------------
                                                        (Dollars in thousands)
       Deferred tax assets:
        Residual interests............................ $     3,209  $     1,084
        Foreign loss carry forward....................           -          963
        State taxes...................................         535          786
        Mark-to-market on loans held for sale.........         700          368
        Legal expenses................................       1,393           78
        Other.........................................         579          224
                                                       ------------ ------------
       Total..........................................$      6,416  $     3,503
                                                      ============= ============

       Deferred tax liabilities:
        Mortgage servicing rights.....................$      2,585  $     3,465
        Other ........................................         730          708
                                                      ------------- ------------
       Total..........................................$      3,315  $     4,173
                                                      ============= ============


NOTE 8.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

   The Company's operations are conducted from leased facilities located in various areas of the United States and the United Kingdom. These leases have clauses which provide for increases in rent based on increases in the cost of living index and options for renewal. The future minimum lease payments are as follows:

       Years Ending December 31:                                     (Dollars in
                                                                      thousands)

       1998........................................................ $     1,840
       1999........................................................       1,614
       2000........................................................       1,536
       2001........................................................       1,427
       2002........................................................       1,019
       Thereafter..................................................          78

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

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   At December 31, 1997, loans related to property located in the state of California comprised approximately 50% of the total serviced loan portfolio while no other state comprised more than 7%.

   The Company funds substantially all of the loans it originates or purchases through borrowings under its warehouse financing facilities and internally generated funds. These borrowings are in turn repaid with the proceeds received by the Company from selling such loans through loan sales or securitizations. Any failure to renew or obtain adequate funding under those warehouse financing facilities, or other borrowings, or any substantial reduction in the size of or pricing in the markets for the Company's loans, could have a material adverse effect on the Company's operations. To the extent that the Company is not successful in maintaining or replacing existing financing, it would have to curtail its loan production activities or sell loans earlier than is optimal, thereby having a material adverse effect on the Company's consolidated financial condition and consolidated results of operations.

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

   The Company has relied on credit enhancement to achieve a "AAA/aaa" rating for the regular interests of the trusts in its securitizations. The credit enhancement has generally been in the form of an insurance policy issued by an insurance company insuring the timely repayment of the regular interests in each of the securitization trusts. There can be no assurance that the Company will be able to obtain credit enhancement in any form from the current insurer or any other provider of credit enhancement on acceptable terms or that future securitizations will be similarly rated. A downgrading of the insurer's credit rating or its withdrawal of credit enhancement could have a material adverse effect on the Company's consolidated financial condition and consolidated results of operations.


NOTE 9.  STOCKHOLDERS' EQUITY

   The Company's shares of Class A and Class B Common Stock are identical, except with respect to voting rights and the right to convert Class B Common Stock to Class A Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to four votes for each share held of record. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. Shares of Class B Common Stock shall be automatically converted to Class A Common Stock upon the transfer of Class B Common Stock to a third party or when the number of shares of Class B Common Stock represents less than 10% of the total number of shares of Common Stock outstanding.

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

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


   In June 1996, FAMCO granted 161,250 shares of restricted common stock to an officer of the Company. These shares, which were exchanged for 161,250 shares of FACO Class B Common Stock in conjunction with the Offering, vest over a period of five years or earlier upon the occurrence of certain events. A value of $1.6 million was ascribed to such shares by the Company. This amount has been recorded in the accompanying financial statements as increases to Class B Common Stock and paid in capital with an offsetting amount included in deferred stock compensation. In 1997 and 1996, 36,053 and 43,927 shares of such restricted Class B Common Stock, respectively, have vested. During 1997 and 1996, $0.3 million and $0.5 million of compensation expense, respectively, was recognized.

   In July 1996, the shareholders approved a stock incentive plan for directors, officers and other key employees of the Company, under which 963,750 shares of Class A Common Stock were available for grant. Under the plan, options vest 25% six months from the date of grant and 25% each year thereafter until fully vested and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service. The following is a summary of changes in the stock incentive plan during the years ended December 31:


                                                             1996                      1997
                                                   ------------------------- -------------------------
                                                                 Weighted                  Weighted
                                                                  Average                   Average
                                                     Number      Exercise      Number      Exercise
                                                    of Shares      Price      of Shares      Price
                                                   ------------ ------------ ------------ ------------
        Beginning of period........................          -            -      793,625  $     11.33
        Grants.....................................    793,625  $     11.33      117,779        17.04
        Exercises..................................          -            -      (59,163)       11.33
        Cancellations..............................          -            -      (37,169)       11.33
                                                   ------------              ------------
        End of period..............................    793,625  $     11.33      815,072   $    12.16
                                                   ============              ============


   Summary information related to stock options outstanding as of December 31, 1997 is as follows:


                                                                               Remaining
                                                    Exercise      Options     Contractual
                                                      Price     Outstanding  Life (months) Exercisable
                                                   ------------ ------------ ------------- -----------
                                                      $11.33        697,293       103         140,482
                                                      $13.59         17,090       112           4,273
                                                      $15.50         53,226       119               -
                                                      $16.75          5,970       119               -
                                                      $19.09         20,964       114               -
                                                      $21.92         20,529       117               -
                                                                ------------               -----------
        Total......................................                 815,072                   144,755
                                                                ============               ===========
        Combined weighted average..................                               105


                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

   The Company accounts for its stock incentive plan based on the intrinsic value of a grant as of the date of the grant in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expenses has been recognized in 1997 or 1996 for options granted under the Company's stock incentive plan. Had compensation cost been recognized in accordance with the fair value provisions of SFAS No. 123, pro forma net income would have been $31.2 million and $30.7 million in 1997 and 1996, respectively, and net income per share (basic and diluted) would have been $1.43 and $1.64 in 1997 and 1996, respectively. The fair value of each option grant, a weighted average of $9.85 and $8.57 for options granted in 1997 and 1996, respectively, was estimated as of the date of grant using the Black-Scholes option pricing model. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The weighted average assumptions used for grants in 1997 were: no dividend yield; expected volatility ranging from 27.54% to 37.74%; risk-free interest rate of 6.00%; and expected lives of 10 years. The weighted average assumptions used for grants in 1996 were: no dividend yield; expected volatility of 58.78%; risk-free interest rate of 7.00%; and expected lives of 10 years.

   In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1,500,000 of its Class A Common Stock. During 1997, the Company repurchased 1,169,300 shares at a cost of $20,544,000. In January 1998, the Board of Directors authorized the repurchase of an additional 2,000,000 shares of the Company's Class A Common Stock.


NOTE 10.  NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the years ended December 31:


                                                                   1995         1996         1997
                                                                ------------ ------------ ------------
                                                                        (Dollars in thousands)

                                                                ============ ============ ============
       Net income:  Basic and diluted.......................... $    30,542  $    32,139  $    32,772
                                                                ============ ============ ============

       Weighted average number of common shares
          Basic................................................  15,963,750   18,638,423   21,851,732
          Effect of dilutive securities - stock options........           -       34,449      178,706
                                                                ------------ ------------ ------------
          Diluted..............................................  15,963,750   18,672,872   22,030,438
                                                                ============ ============ ============

       Net income per share
          Basic................................................ $     1.91    $     1.72  $      1.50
          Effect of dilutive securities - stock options........          -             -         0.01
                                                                ------------ ------------ ------------
          Diluted.............................................. $      1.91  $      1.72  $      1.49
                                                                ============ ============ ============

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

NOTE 11.  RELATED PARTY TRANSACTIONS

   For the three years ended December 31, 1997, the Company entered into transactions with the following related parties: the principal stockholder of the Company, entities in which the principal stockholder of the Company has a controlling interest and companies owned by family members of the principal stockholder of the Company. The following amounts represent related party transactions for the years ended December 31:


                                                                        1995        1996        1997
                                                                    ----------- ----------- -----------
                                                                          (Dollars in thousands)

       Loans sold to related parties................................$    3,188  $      515  $        -
       Loans purchased from related parties:
          Loans purchased...........................................    24,967      31,033      68,668
          Premiums paid ............................................       193       1,208       2,658
       Other fees received from related parties.....................       715         186           -
       Payments to related parties:
          Rent payments.............................................        18         464         521
          Consulting fees...........................................        76           -           -
       Interest paid to stockholders on notes payable to
       stockholder and
             S distribution notes...................................       223         612           -
       Interest received from related parties.......................         -           -         688


   The following amounts represent related party balances as of December 31:

                                                                                   1996       1997
                                                                                ----------- -----------
                                                                                (Dollars in  thousands)

       Loans serviced for related parties...................................... $    7,044  $    3,882
       Receivables from officers of the Company................................        319         194
       Balance outstanding on warehouse lines to related parties...............          -      12,324


NOTE 12.  FINANCIAL INSTRUMENTS

   The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, selling short United States Treasury Securities is not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale or commitments to fund loans held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon the sale of loans hedged. Net gains and (losses) recognized on hedging activities were $(161,000), $434,000 and $(255,000) for the years ended December 31, 1997, 1996 and 1995, respectively. The notional amount of forward sales of United States Treasury Securities at December 31, 1997 was $11.2 million with deferred losses of $60,000. There were no open positions or deferred gains or losses on hedging activities at December 31, 1996.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

   The following disclosures of the estimated fair value of financial instruments as of December 31, 1997 and 1996 are made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                                1996                  1997
                                                        --------------------- ---------------------
                                                         Carrying  Estimated   Carrying  Estimated
                                                          Amount   Fair Value   Amount   Fair Value
                                                        ---------- ---------- ---------- ----------
                                                                  (Dollars in thousands)
   Assets:
      Cash and cash equivalents.........................$  27,414  $  27,414  $  14,032  $  14,032
      Loans held for sale...............................   11,023     12,912     54,872     60,224
      Loans receivable held for investment..............    2,432      2,771      2,082      2,317
      Warehouse financing receivables...................        -          -     12,324     12,324
      Residual interests................................   29,253     29,253     50,238     50,238
   Liabilities:
      Warehouse financing facilities....................        -          -     57,742     57,742
      Notes payable ....................................      131        131         25         25


   The fair value of loans is estimated based upon prices paid by the Company for loans it purchases.

   The fair value of warehouse financing receivables is based on rates and terms currently available to companies of similar size as those to which the Company has provided these facilities.

   The fair value of residual interests is estimated based upon discounted cash flows.

   Rates currently available to the Company for debt with similar terms and remaining maturities, were used to estimate the fair value of warehouse financing facilities and the notes payable.

   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

   The Company is exposed to on-balance sheet credit risk related to its loans held for sale, residual interests and loans receivable held for investment. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate. The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers. At December 31, 1997 and 1996, the Company had outstanding commitments to extend credit in the amounts of $20,407,000 and $7,524,000, respectively.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997

NOTE 13.  DOMESTIC AND FOREIGN OPERATIONS

   GEOGRAPHIC AREA - During 1997 and 1996, the Company operated in two geographical areas consisting of the United States and the United Kingdom. There were no significant transfers between geographical areas during such periods.

   The following table represents revenue and income before income tax provisions for the years ended December 31:


                                                                               1996        1997
                                                                           ----------- -----------
                                                                            (Dollars in thousands)
       Revenue:
           United States...................................................$   70,811  $   93,772
           United Kingdom..................................................        60       1,877
                                                                           ----------- -----------
               Total.......................................................$   70,871  $   95,649
                                                                           =========== ===========

       Income (loss) before income tax provision:
           United States...................................................$   38,789  $   54,680
           United Kingdom..................................................      (550)     (2,035)
                                                                           ----------- -----------
               Total.......................................................$   38,239  $   52,645
                                                                           =========== ===========


   The following table represents identifiable assets of the Company as of December 31:



                                                                              1996         1997
                                                                           ----------- -----------
                                                                            (Dollars in thousands)
      Identifiable assets:
           United States...................................................$   84,383  $  128,104
           United Kingdom..................................................     3,074      30,043
                                                                           ----------- -----------
               Total.......................................................$   87,457  $  158,147
                                                                           =========== ===========


NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                          First     Second      Third      Fourth
       (Dollars in thousands except per share amounts)   Quarter    Quarter     Quarter    Quarter
       ---------------------------------------------------------------------------------------------
       1996
           Total revenue...............................$  14,810  $  17,024   $  18,922  $  20,115
           Income before income tax provision..........    7,860      9,306       9,891     11,182
           Net income..................................    7,742      9,167       8,633      6,597
           Basic net income per  share.................     0.48       0.57        0.42       0.30
           Diluted net income per share................     0.48       0.57        0.42       0.30
       1997
           Total revenue............................... $  21,437  $  23,244  $  23,395  $  27,573
           Income before income tax provision..........    12,860     13,168     12,106     14,511
           Net income..................................     7,684      7,866      8,188      9,034
           Basic net income per share..................      0.35       0.36       0.38       0.42
           Diluted net income per share................      0.34       0.36       0.37       0.42


                                     Independent Auditors' Report







To the Board of Directors and Stockholders of First Alliance Corporation

We have audited the accompanying consolidated statements of financial condition of First Alliance Corporation and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Alliance Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Costa Mesa, California
January 19, 1998