Form 10-Q
period 1998-03-31
FIRST ALLIANCE CORP /DE/
filed 1998-05-14
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from_________ to _________

                         COMMISSION FILE NUMBER 0-28706

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                    33-0721183
-------------------------------          ---------------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of April 30, 1998 registrant had outstanding 9,518,926 shares of Class A Common Stock and 10,956,270 shares of Class B Common Stock, respectively.


================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited) as of
         March 31, 1998 and December 31, 1997 ............................    1

         Consolidated Statements of Income (Unaudited) for the quarters
         ended March 31, 1998 and 1997....................................    2

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the quarters ended March 31, 1998 and 1997...................    3

         Consolidated Statements of Cash Flows (Unaudited) for the quarters
         ended March 31, 1998 and 1997....................................    4

         Notes to Consolidated Financial Statements.......................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")...................................    8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   16

Item 2.  Changes in Securities.............................................   16

Item 3.  Defaults Upon Senior Securities...................................   16

Item 4.  Submission of Matters to a Vote of Security Holders...............   16

Item 5.  Other Information.................................................   16

Item 6.  Exhibits and Reports on Form 8-K
                a.   Exhibits .............................................   17
                b.   Reports on Form 8-K...................................   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                                                    DECEMBER 31,        MARCH 31,
                                                                                                        1997              1998
                                                                                                  ---------------    ---------------
                                                                                                             (UNAUDITED)
                                                           ASSETS
Cash and cash equivalents......................................................................   $       14,032     $        5,866
Receivable from trusts.........................................................................            3,085              4,605
Loans held for sale............................................................................           54,872             60,817
Warehouse financing receivable.................................................................           12,324              2,766
Loans receivable held for investment...........................................................            2,082              1,938
Residual interests in securities - at fair value...............................................           50,238             52,680
Mortgage servicing rights......................................................................            9,240             10,335
Property, net..................................................................................            8,587             10,422
Prepaid expenses and other assets..............................................................            3,687              3,361
                                                                                                  ---------------    ---------------
    Total assets...............................................................................   $      158,147     $      152,790
                                                                                                  ===============    ===============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities.................................................................   $       57,742     $       43,586
Accounts payable and accrued liabilities.......................................................            4,794             11,599
Income taxes payable                                                                                       3,664              1,157
Deferred taxes       ..........................................................................              670              5,693
                                                                                                  ---------------    ---------------
    Total liabilities..........................................................................           66,870             62,035
                                                                                                  ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding.........................................................................
Class A Common Stock, $.01 par value; 25,000,000 shares authorized; shares issued
    and outstanding: 11,280,401 at March 31, 1998, 11,265,375 at December 31, 1997.............              112                113
Class B Common Stock, $.01 par value; 15,000,000 shares authorized; shares issued
     and outstanding: 10,956,270 at March 31, 1998 and December 31, 1997.......................              110                110
Additional paid in capital.....................................................................           65,321             65,546
Retained earnings..............................................................................           47,110             54,372
Treasury stock - at cost: 1,724,300 shares at March 31, 1998, 1,169,300 shares.................
    at December 31, 1997.......................................................................          (20,544)           (28,649)
Deferred stock compensation....................................................................             (765)              (723)
Foreign currency translation...................................................................              (67)               (14)
                                                                                                  ---------------    ---------------

    Total stockholders' equity.................................................................           91,277             90,755
                                                                                                  ===============    ===============
          Total liabilities and stockholders' equity...........................................   $      158,147     $      152,790
                                                                                                  ===============    ===============





                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                FOR THE QUARTERS
                                                                                 ENDED MARCH 31,
                                                                        ----------------------------------
                                                                              1997               1998
                                                                        ---------------    ---------------
                                                                                    (UNAUDITED)
  REVENUE:
      Loan origination and sale.......................................  $       15,404     $       17,302
      Loan servicing and other fees...................................           1,944              1,702
      Interest and other..............................................           4,089              6,346
                                                                        ---------------    ---------------
        Total revenue.................................................          21,437             25,350
                                                                        ---------------    ---------------
  EXPENSE:
      Compensation and benefits.........................................         4,276              5,890
      Advertising.......................................................         1,158              1,855
      Professional services and other fees .............................           610              1,062
      Facilities and insurance..........................................           657                977
      Supplies..........................................................           430                731
      Depreciation and amortization.....................................           169                412
      Interest..........................................................           312              1,801
      Legal.............................................................           228                360
      Travel and training...............................................           381                367
      Other.............................................................           356                228
                                                                        ---------------    ---------------
          Total expense.................................................         8,577             13,683
                                                                        ---------------    ---------------

  INCOME BEFORE INCOME TAX PROVISION....................................        12,860             11,667

  INCOME TAX PROVISION..................................................         5,176              4,405
                                                                        ---------------    ---------------

  NET INCOME                                                            $        7,684     $        7,262
                                                                        ===============    ===============

  NET INCOME PER SHARE:
        Basic                                                           $         0.35     $         0.35
                                                                        ===============    ===============
        Diluted                                                         $         0.34     $         0.35
                                                                        ===============    ===============

  Weighted average number of common shares outstanding:
        Basic                                                               22,178,784         20,799,681
        Diluted                                                             22,358,357         20,925,002







                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                                        FOR THE QUARTERS
                                                                         ENDED MARCH 31,
                                                                ----------------------------------
                                                                     1997               1998
                                                                ---------------    ---------------
                                                                            (UNAUDITED)

  NET INCOME.................................................   $        7,684     $        7,262

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
        Foreign currency translation adjustment..............               38                 53
                                                                ---------------    ---------------

  COMPREHENSIVE INCOME.......................................   $        7,722     $        7,315
                                                                ===============    ===============



















                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                      FOR THE QUARTERS
                                                                                                       ENDED MARCH 31,
                                                                                              ----------------------------------
                                                                                                   1997                1998
                                                                                              ---------------    ---------------
                                                                                                         (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                 $        7,684     $        7,262
   Adjustments to reconcile net income to net cash provided by operating activities:
          Capitalized residual interests and mortgage servicing rights.......................         (4,975)            (7,314)
          Deferred income taxes..............................................................          2,543              5,049
          Net accretion of residual interests in securities..................................            149              2,924
          Amortization of mortgage servicing rights..........................................            606                853
          Depreciation and amortization .....................................................            169                412
          Deferred stock compensation........................................................             51                 42
          Accretion of discounts on loans receivable.........................................            (38)               (11)
          Foreign currency transaction loss (gain)...........................................            169                (10)
          Loss on sales of property..........................................................             33
       Changes in assets and liabilities:
          Receivable from trusts.............................................................         (1,792)            (1,520)
          Loans held for sale................................................................           (990)            (5,399)
          Prepaid expenses and other assets..................................................            509                331
          Accounts payable and accrued liabilities...........................................            408              6,797
          Income taxes payable...............................................................           (515)            (2,507)
                                                                                              ---------------    ---------------
               Net cash provided by operating activities.....................................          4,011              6,909
                                                                                              ---------------    ---------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   (Advances) repayments on warehouse financing receivable...................................         (9,678)             9,558
   Capital expenditures......................................................................           (901)            (2,162)
   Collections on loans receivable held for investment.......................................            335                 76
                                                                                              ---------------    ---------------
               Net cash (used in) provided by investing activities...........................        (10,244)             7,472
                                                                                              ---------------    ---------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on warehouse financing facilities.............................            117            (14,689)
   Purchase of treasury stock................................................................                            (8,106)
   Proceeds from issuance of stock...........................................................            307                227
                                                                                              ---------------    ---------------
               Net cash provided by (used in) financing activities...........................            424            (22,568)
                                                                                              ---------------    ---------------

   Effect of exchange rate changes on cash.................................................                4                 21
                                                                                              ---------------    ---------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS.................................................         (5,805)            (8,166)
   CASH AND CASH EQUIVALENTS, beginning of period............................................         27,414             14,032
                                                                                              ===============    ===============
   CASH AND CASH EQUIVALENTS, end of period.................................................. $       21,609     $        5,866
                                                                                              ===============    ===============











                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                             (DOLLARS IN THOUSANDS)

                                                                                                      FOR THE QUARTERS
                                                                                                       ENDED MARCH 31,
                                                                                              ----------------------------------
                                                                                                   1997                1998
                                                                                              ---------------    ---------------
                                                                                                         (UNAUDITED)
   SUPPLEMENTAL INFORMATION:
      Interest paid.......................................................................... $          317     $        1,818
                                                                                              ===============    ===============
      Income taxes paid...................................................................... $        3,167     $        1,903
                                                                                              ===============    ===============




















                 See notes to consolidated financial statements

                           FIRST ALLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997


NOTE 1.  GENERAL

        The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

        The financial information provided herein, including the information under the heading Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filing on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1997, together with the MD&A for such period.

HEDGING ACTIVITIES

        The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of loans hedged. Gains recognized on hedging activities were $90,000 and $74,000 for the quarters ended March 31, 1998 and 1997, respectively. The notional amount of forward sales of United States Treasury Securities was $11.2 million at December 31, 1997 with deferred losses of $60,000. There were no open positions or deferred gains or losses on hedging activities at March 31, 1998.

STOCK REPURCHASE PROGRAM

        In April 1997 the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 the Board of Directors authorized the purchase of an additional 2 million shares of Class A Common Stock. During the quarter ended March 31, 1998, the Company repurchased 555,000 shares at a cost of $8.1 million.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997


NET INCOME PER SHARE

        A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the quarters ended March 31:

                                                                              1997              1998
                                                                        ---------------   ---------------

  Net income:  Basic and diluted (dollars in thousands)...............  $        7,684    $        7,262
                                                                        ===============   ===============

  Weighted average number of common shares
      Basic...........................................................      22,178,784        20,779,681
      Effect of dilutive securities - stock options...................         179,573           145,321
                                                                        ---------------   ---------------
      Diluted.........................................................      22,358,357        20,925,002
                                                                        ===============   ===============

  Net income per share
      Basic                                                             $         0.35    $         0.35
      Effect of dilutive securities - stock options...................            0.01              0.00
                                                                        ---------------   ---------------
      Diluted.........................................................  $         0.34    $         0.35
                                                                        ===============   ===============


RECENT ACCOUNTING PRONOUNCEMENTS

        Beginning with the first quarter of 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

        In June of 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for annual periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers.

        In February 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits" which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were under previous statements. The adoption of this standard had no impact on the Company's current presentation of financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

OVERVIEW

      The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of 31 offices in the United States (eight of which are located in California, three of which are located in New Jersey, two of which are located in each of Florida, Illinois, Maryland, New York, and Ohio and one of which is located in each of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Oregon, Pennsylvania, Utah, Virginia and Washington) and three offices in the United Kingdom. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans

      The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has historically allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

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

      In a securitization, the Company exchanges loans for regular interests and residual interests in trusts. The regular interests are immediately sold by the Company to the public for cash. As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees,
(iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

RECENT DEVELOPMENTS

      In the first quarter of 1998, the Company began securitizing its loans in the form of owner's trusts. By utilizing an owner's trust, the Company's securitization of loans will be treated as a borrowing for state and Federal tax purposes rather than as a sale. To the extent that the gain of sale recorded on a securitization is greater than the net interest income realized in the current period from the loans included in the related securitization, state and Federal taxes will be deferred. Over $5 million of state and Federal taxes were deferred in the first quarter of 1998.

      In April 1998, the Company discontinued its high loan-to-value ("LTV") loan program because adverse changes in the secondary market for these loans significantly reduced the profitability of this program. Since the inception of the program in July 1997, less than $4 million of high LTV loans were originated by the Company.


LOAN ORIGINATIONS AND PURCHASES

                                                                           AT OR FOR THE QUARTERS
                                                                               ENDED MARCH 31,
                                                                     ---------------------------------
                                                                           1997             1998
                                                                     ---------------   ---------------
                                                                          (DOLLARS IN THOUSANDS)
Loan originations and purchases:
      Retail originations........................................... $       89,535    $     120,800
      Wholesale purchases...........................................         15,782           28,663
                                                                     ===============   ==============
      Total......................................................... $      105,317    $     149,463
                                                                     ===============   ==============

Number of retail branches as of the end of the period:
      United States:
        California..................................................              6                7
        Other states................................................             17               23
      United Kingdom................................................              1                4
                                                                     ===============   ==============
        Total.......................................................             24               34
                                                                     ===============   ==============

Weighted average initial interest rate..............................            9.4%             9.5%
Weighted average initial combined loan-to-value ratio...............           63.8%            63.7%
Average retail origination loan size................................ $         87      $        91


      Total originations and purchases increased 42% in the first quarter of 1998 as compared to the first quarter of 1997. Retail originations increased 35% primarily as a result of new retail branch offices opened during 1997. Wholesale purchases increased 82% primarily due to a strategy initiated in June 1997 to purchase low LTV loans secured by property located near the Company's retail offices for the purpose of marketing to these homeowners for additional borrowing needs. Purchases of low LTV loans totaled $17 million for the first quarter of 1998.


LOAN SALES

                                                                             FOR THE QUARTERS
                                                                              ENDED MARCH 31,
                                                                      ---------------------------------
                                                                           1997              1998
                                                                      ---------------   ---------------
                                                                           (DOLLARS IN THOUSANDS)
 Securitizations....................................................  $       73,001    $      110,001
 Whole loan sales...................................................          31,102            41,286
                                                                      ---------------   ---------------
       Total.......................................................   $      104,103    $      151,287
                                                                      ===============   ===============


      Loan sales, including securitizations of loans, increased 45% for the first quarter of 1998 as compared to the first quarter of 1997 due to the sale of the increased volume of originations and purchases. During the first quarter of 1998, sales of retail loans increased 23% to $109 million and sales of purchased loans increased 174% to $43 million.

COMPOSITION OF REVENUE AND EXPENSE

      The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                                         FOR THE QUARTERS
                                                                         ENDED MARCH 31,
                                                                ---------------------------------
                                                                     1997               1998
                                                                ---------------   ---------------
REVENUE:
    Loan origination and sale:
       Gain on sale of loans....................................          23.3%             20.3%
       Net loan origination and other fees......................          48.6              48.0
    Loan servicing and other fees...............................           9.1               6.7
    Interest and other .........................................          19.0              25.0
                                                                ---------------   ---------------
       Total revenue............................................         100.0             100.0
                                                                ---------------   ---------------
EXPENSE:
    Compensation and benefits...................................          19.9              23.2
    Advertising.................................................           5.4               7.3
    Professional services and other fees .......................           2.8               4.2
    Facilities and insurance....................................           3.1               3.9
    Supplies....................................................           2.0               2.9
    Depreciation and amortization...............................            .8               1.6
    Interest....................................................           1.5               7.1
    Legal.......................................................           1.1               1.4
    Travel and training.........................................           1.8               1.4
    Other.......................................................           1.6               1.0
                                                                ---------------   ---------------
       Total expense............................................          40.0              54.0
                                                                ---------------   ---------------
Income before income tax provision..............................          60.0              46.0
Income tax provision............................................          24.2              17.4
                                                                ---------------   ---------------
Net income......................................................          35.8%             28.6%
                                                                ===============   ===============

RESULTS OF OPERATIONS

REVENUE

      The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                         FOR THE QUARTERS
                                                                         ENDED MARCH 31,
                                                                ---------------------------------
                                                                     1997              1998
                                                                ---------------   ---------------
                                                                      (DOLLARS IN THOUSANDS)
     Loan origination and sale:
        Gain on sale of loans (1)...............................$        4,994    $        5,142
        Net loan origination and other fees.....................        10,410            12,160
     Loan servicing and other fees..............................         1,944             1,702
     Interest and other.........................................         4,089             6,346
                                                                ---------------   ---------------
          Total revenue.........................................$       21,437    $       25,350
                                                                ===============   ===============

(1)       Excluding net loan origination and other fees.

      Total revenue increased 18% or $3.9 million for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to higher loan origination and sale revenue and higher interest income from loans held for sale and residual interests.

      Loan origination and sale revenue increased 12% to $17.3 million in the first quarter of 1998 from $15.4 million for the first quarter of 1997 primarily due to a 23% increase in sales of retail loans offset by a decrease in the weighted average gain on sale of loans.

    The weighted average gain on sale of loans decreased to 3.4% of loans sold for the first quarter of 1998 as compared to 4.8% for the corresponding period in 1997. The weighted average gain on sale of loans securitized for the first quarter of 1998 decreased to 4.0% of loans securitized as compared to 5.1% for the first quarter of 1997 primarily due to an increase in wholesale loan purchase premiums. As a percentage of loans securitized, wholesale loan purchase premiums increased to 1.7% for first quarter of 1998 as compared to 0.5% for the first quarter of 1997 as the total amount of purchased loans included in the securitization in the first quarter of 1998 increased to $39 million from $10 million for the first quarter of 1997. The weighted average initial interest rate spreads (the difference between the initial weighted average interest rates for the loans included in the securitization and the initial weighted average pass-through rates paid to holders of the regular interests in the securitization) in residual interests originated was 3.1% for the quarters ended March 31, 1998 and 1997. The weighted average gain on whole loan sales for the first quarter of 1998 decreased to 3.2% of loans sold as compared to 5.2% for the first quarter of 1997. The Company's whole loan sales consist of bulk sales, for which the Company receives a premium over the principal balance of the loan, and flow sales, which represent individual loan sales for which the Company generally recognizes no gain or loss. The decrease in the weighted average gain on whole loan sales is primarily the result of decreases in the percentage of whole loan sales sold through bulk sales and a decrease in the weighted average premium received on bulk sales.

      Net loan origination and other fees increased 17% during the first quarter of 1998 due primarily to increases in the sale of retail loans.

      Loan servicing and other fees as an annualized percentage of the average servicing portfolio decreased to 0.8% for the first quarter of 1998 as compared to 1.2% for the first quarter of 1997. As an annualized percentage of the average servicing portfolio, management fees decreased 0.1% for the first quarter of 1998 and foreclosure and other fees decreased 0.1%. The Company earns higher management fees on loans serviced for private investors and for certain securitizations originated prior to 1996. As the proportion of loans serviced for private investors and securitizations originated prior to 1996 have decreased as a percentage of the total servicing portfolio and as the percentage of loans held for sale (for which the Company earns no management fees) increased as a percentage of the total servicing portfolio, the Company's weighted average management fees have decreased. The decrease in foreclosure and other fees is primarily due to the reduced levels of foreclosures and real estate owned in the first quarter of 1998.

     Interest and other income increased $2.3 million for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to a $1.5 million increase in interest income from loans held for sale and a $0.6 million increase in interest income from residual interests. The increases in interest income from loans held for sale and residual interests were primarily due to increases in the average balances of loans held for sale and residual interests during the first quarter of 1998 as compared to the first quarter of 1997.

EXPENSE
      The following table sets forth the components of the Company's expense for the periods indicated:

                                                               FOR THE QUARTERS
                                                               ENDED MARCH 31,
                                                      ---------------------------------
                                                           1997               1998
                                                      ---------------   ---------------
                                                            (DOLLARS IN THOUSANDS)
     Compensation and benefits........................$        4,276    $        5,890
     Advertising......................................         1,158             1,855
     Professional services and other fees ............           610             1,062
     Facilities and insurance.........................           657               977
     Supplies.........................................           430               731
     Depreciation and amortization...................            169               412
     Interest.........................................           312             1,801
     Legal............................................           228               360
     Travel and training..............................           381               367
     Other............................................           356               228
                                                      ===============   ===============
        Total expense.................................$        8,577    $       13,683
                                                      ===============   ===============

      Total expense increased $5.1 million to $13.7 million for the first quarter of 1998 from $8.6 million for the first quarter of 1997 primarily due to increases in expenses related to the growth of the Company's retail branch and credit card operations and increases in interest expense.

      Compensation and benefits increased 38% or $1.6 million for the first quarter of 1998 as compared to the first quarter of 1997 as a result of an increase in personnel to support the Company's retail branch and credit card operations.

      Advertising expense increased $0.7 million to $1.9 million for the first quarter of 1998 as compared to the first quarter of 1997. This increase relates to a $0.5 million increase in marketing activities resulting from the Company's retail branch office expansion and $0.2 million of advertising costs related to the credit card operations.

      Professional services increased $0.5 million for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to increased costs associated with the Company's secondary marketing and servicing activities and costs incurred for signing and recording services for the Company's real estate secured credit card program.

      Combined, facilities and insurance, supplies and depreciation and amortization increased $0.9 million to $2.1 million for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to the opening of the Company's new centralized telemarketing facility in the first quarter of 1998 and the increase in the number of retail branch offices.

      Interest expense increased $1.5 million for the first quarter of 1998 as compared to the first quarter of 1997 primarily due to an increase in interest expense on the warehouse financing facilities. As a result of the funding of the increased balances of loans held for sale, including loans originated in the United Kingdom, and as a result of cash utilized by the Company in its share repurchase program, the average balance outstanding on the warehouse lines increased 433%. In addition, the weighted average interest rate on the warehouse financing facilities increased to 6.7% for the first quarter of 1998 as compared to 6.3% for the first quarter of 1997 due to the increase in borrowings under the Company's United Kingdom warehouse financing facility, which carries a higher rate.

INCOME TAXES

      The Company's estimated tax rate for the quarters ended March 31, 1998 and 1997 was 37.75% and 40.25%, respectively. The lower rate in 1998 is a result of decreases in the amount of income apportioned to the State of California.

      In the first quarter of 1998, the Company's securitization was in the form of owner's trusts. Prior to 1998, all of the Company's securitizations had been in the form of real estate mortgage investment conduit trusts. Under an owner's trust, the securitization of loans will be treated as a borrowing for state and Federal tax purposes rather than as a sale. To the extent that the gain on sale recorded on a securitization is greater than the net interest income realized in the current period from the loans included in the related securitization, state and Federal taxes will be deferred. These deferred taxes will be payable in future periods as net interest income is realized for tax purposes. The company anticipates that the use of owners' trusts in its securitizations will significantly increase operating cash flow in 1998.


SERVICING
      The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                               AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 1997            DECEMBER 31, 1997             MARCH 31, 1998
                                         --------------------------- --------------------------- ---------------------------
                                                           % OF                        % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          thousands)    PORTFOLIO     thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------
Servicing Portfolio.....................  $  666,157                  $  799,085                  $  840,537
                                         =============               =============               =============
30-59 days delinquent...................  $    5,729          0.9%    $    7,994          1.0%    $    9,673          1.1%
60-89 days delinquent...................       5,643          0.8          7,654          0.9          5,685          0.7
90 days or more delinquent..............      18,206          2.7         17,378          2.2         21,131          2.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $    29,578          4.4%   $    33,026          4.1%   $    36,489          4.3%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $     4,962          0.7%   $     1,688          0.2%   $     1,950          0.2%
                                         ============= ============= ============= ============= ============= =============

                                                                                                  FOR THE QUARTERS
                                                                                                   ENDED MARCH 31,
                                                                                          ---------------------------------
                                                                                                1997             1998
                                                                                          ---------------   ---------------
                                                                                               (DOLLARS IN THOUSANDS)
Average servicing portfolio balance outstanding (2).....................................  $      653,674    $      819,811
Net losses (3)..........................................................................  $          480    $          230
Percentage of average servicing portfolio - annualized..................................            0.29%             0.11%

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

     The Company generated operating cash flow of $9.2 million and $6.4 million in the quarters ended March 31, 1998 and 1997, respectively. The following table shows the computation of operating cash flow and provides a reconciliation of operating cash flow to net cash provided by operating activities as it is included in the consolidated statements of cash flows for the quarters ended March 31:

                                                                                                 1997              1998
                                                                                           ---------------   ---------------
                                                                                                 (DOLLARS IN THOUSANDS)
  Net income...............................................................................$        7,684    $        7,262
  Non-cash adjustments to reconcile net income to operating cash flow:
     Capitalized residual interests and mortgage servicing rights..........................        (4,975)           (7,314)
     Net accretion of residual interests in securities.....................................           149             2,924
     Amortization of mortgage servicing rights.............................................           606               853
     Deferred income taxes.................................................................         2,543             5,049
     Depreciation and amortization.........................................................           169               412
     Other.................................................................................           215                21
                                                                                           ---------------   ---------------
  Operating cash flow......................................................................$        6,391    $        9,207
                                                                                           ===============   ===============

  Reconciliation to consolidated statements of cash flows
     Operating cash flow...................................................................$        6,391    $        9,207
     Increase in loans held for sale.......................................................          (990)           (5,399)
     Changes in other assets and liabilities...............................................        (1,390)            3,101
                                                                                           ---------------   ---------------
  Net cash provided by operating activities................................................$        4,011    $        6,909
                                                                                           ===============   ===============


      The loan origination and processing fees charged to the borrower are included in the principal balance of the loan originated. The Company funds such loans out of available cash or through its warehouse financing facilities. For loans financed through available cash, the Company receives its loan origination and processing fees in cash upon sale of the loan. For loans financed through the warehouse financing facilities, the Company generally receives substantially all of the loan origination and processing fees in cash at the time of the warehouse financing facility borrowing. The Company's warehouse financing facilities provide, in the aggregate, up to $300 million in the United States and up to 50 million pounds in the United Kingdom in repurchase agreements or secured revolving lines of credit which are used to finance loan originations and purchases.

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

      The Company's warehouse financing facilities consist of three separate agreements: a $175 million facility, a $125 million facility and a 50 million pound facility. The Company's $175 million master repurchase agreement, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.25% over 30 day US dollar denominated London Interbank Offered Rate ("LIBOR"), expires in October 1998. The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over the 30 day US dollar denominated LIBOR, expires in June 1998. The Company's 50 million pound credit facility, which is secured by loans originated or purchased by the Company in the United Kingdom and currently bears interest at a rate of 0.925% over 30 day sterling denominated LIBOR, expires in August 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (or obtain comparable replacement or additional financing) in the future.

      In February 1997, the Company entered into master repurchase agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. These facilities are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10% per annum, have a combined borrowing limit of $17 million and expire in October 1998. As of March 31, 1998, an aggregate of $2.8 million was outstanding on these lines.

      In April 1997, the Board of Directors of the Company authorized the repurchase of up to 1.5 million shares of Class A Common Stock in open market transactions. In connection with this program, the Company repurchased 1.2 million shares of its Class A Common Stock for $20.5 million during 1997. In January 1998, the Board of Directors authorized the repurchase of an additional 2 million shares of the Company's Class A Common Stock. During the first quarter of 1998, the Company repurchased 555,000 shares of its Class A Common Stock for $8.1 million.

      As of March 31, 1998 the Company had commitments to fund loans of $3.8 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $2.2 million and $0.9 million for the three months ended March 31, 1998 and 1997, respectively. In the first quarter of 1998, the Company's new telemarketing center was opened in a 40,000 square foot office building in Irvine, California which the Company purchased in July 1997.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.  OTHER INFORMATION

     On May 12, 1998 the Company announced that Mark K. Mason, Executive Vice President and Chief Financial Officer and a member of the Board of Directors, would be resigning his positions as an officer and director of the Company to rejoin his former employer, Bank Plus Corporation, as its Executive Vice President, Chief Operating Officer and Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
   ---                           ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2    Form of Pooling and Servicing Agreement (Incorporated by reference to
        Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)

10.16 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to
        Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company.*
27      Financial Data Schedule *
----------------
* Filed herewith.


      (b) Reports on Form 8-K:
               None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:      5/14/98                         /s/  BRIAN CHISICK
     ---------------------              -----------------------------
                                                Brian Chisick
                                     President and Chief Executive Officer



Date:      5/14/98                        /s/  MARK MASON
     --------------------               -----------------------------
                                                Mark K. Mason
                                          Executive Vice President
                                         Principal Financial Officer