Form 10-Q
period 1998-06-30
FIRST ALLIANCE CORP /DE/
filed 1998-08-13
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period and six months ended June 30, 1998

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________ to _________

                         COMMISSION FILE NUMBER 0-28706
                                                -------

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                              33-0721183
      -------------------------------          --------------------------
      (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)             IDENTIFICATION NUMBER)

                17305 VON KARMAN AVENUE, IRVINE, CALIFORNIA 92614
          -----------------------------------------------------------
          (Address of principal executive offices including ZIP Code)

                                 (949) 224-8500
                         ------------------------------
                         (Registrant's telephone number
                              including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --

      As of July 31, 1998 registrant had outstanding 7,811,988 shares of Class A Common Stock and 10,875,000 shares of Class B Common Stock.

================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
PART I.    FINANCIAL INFORMATION                                            ----

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition (Unaudited) as of
           June 30, 1998 and December 31, 1997 ............................... 1

           Consolidated Statements of Income (Unaudited) for the quarters and six months ended June 30, 1998 and 1997........................ 2

           Consolidated Statements of Comprehensive Income (Unaudited)
           for the quarters and six months ended June 30, 1998 and 1997....... 3

           Consolidated Statements of Cash Flows (Unaudited) for the quarters and six months ended June 30, 1998 and 1997........................ 4

           Notes to Consolidated Financial Statements......................... 6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ("MD&A")..................................... 8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..................................................16

Item 2.    Changes in Securities..............................................16

Item 3.    Defaults Upon Senior Securities....................................16

Item 4.    Submission of Matters to a Vote of Security Holders................16

Item 5.    Other Information..................................................16

Item 6.    Exhibits and Reports on Form 8-K
                     a.    Exhibits ..........................................17

                     b.    Reports on Form 8-K................................18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           FIRST ALLIANCE CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                                              DECEMBER 31,        JUNE 30,
                                                                                                 1997               1998
                                                                                             --------------    --------------
                                                                                                       (UNAUDITED)
                                     ASSETS
Cash and cash equivalents................................................................    $      14,032     $       5,073
Restricted cash..........................................................................                                626
Receivable from trusts...................................................................            3,085             5,075
Loans held for sale......................................................................           54,872            68,248
Warehouse financing receivable...........................................................           12,324             6,452
Loans receivable held for investment.....................................................            2,082             1,729
Residual interests in securities - at fair value.........................................           50,238            49,527
Mortgage servicing rights................................................................            9,240            10,339
Property, net............................................................................            8,587            10,685
Prepaid expenses and other assets........................................................            3,687             2,639
                                                                                             --------------    --------------
   Total assets..........................................................................    $     158,147     $     160,393
                                                                                             ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities...........................................................    $      57,742     $      61,897
Accounts payable and accrued liabilities.................................................            4,794            10,759
Deferred taxes...........................................................................            4,334             6,908
                                                                                             --------------    --------------
   Total liabilities.....................................................................           66,870            79,564
                                                                                             --------------    --------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 per value; 1,000,000 shares authorized: no shares outstanding......
Class A Common Stock, $.01 par value; 25,000,000 shares authorized; shares issued
   and outstanding:  11,311,288 at June 30, 1998 and 11,265,375 at December 31, 1997.....              112               113
Class B Common Stock, $.01 par value; 15,000,000 shares authorized; shares issued
   and outstanding:  10,875,000 at June 30, 1998 and 10,956,270 at December 31, 1997.....              110               110
Additional paid in capital...............................................................           65,321            65,298
Retained earnings........................................................................           47,110            55,153
Treasury stock - at cost:  2,674,300 shares at June 30, 1998 and 1,169,300 shares
   at December 31, 1997..................................................................          (20,544)          (39,823)
Deferred stock compensation..............................................................             (765)
Foreign currency translation.............................................................              (67)              (22)
                                                                                             --------------    --------------
   Total stockholders' equity............................................................           91,277            80,829
                                                                                             --------------    --------------
      Total liabilities and stockholders' equity.........................................    $     158,147     $     160,393
                                                                                             ==============    ==============


                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                       FOR THE QUARTERS                FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                              ------------------------------    ------------------------------
                                                                   1997             1998             1997              1998
                                                              --------------  --------------    --------------  --------------
                                                                                         (UNAUDITED)
  REVENUE:
     Loan origination and sale............................... $      16,382   $       8,969     $      31,786   $      26,271
     Loan servicing and other fees...........................         1,911             786             3,855           2,488
     Interest and other......................................         4,951           6,055             9,040          12,421
                                                              --------------  --------------    --------------  --------------
        Total revenue........................................        23,244          15,810            44,681          41,180
                                                              --------------  --------------    --------------  --------------

  EXPENSE
     Compensation and benefits...............................         4,630           5,873             8,906          11,763
     Advertising.............................................         1,499           2,245             2,657           4,101
     Professional services and other fees ...................           838             931             1,448           2,043
     Facilities and insurance................................           765           1,165             1,422           2,142
     Supplies................................................           665             841             1,095           1,546
     Depreciation and amortization...........................           207             486               376             898
     Interest................................................           400           1,810               712           3,632
     Legal                                                              551             515               779             875
     Travel and training.....................................           418             428               799             795
     Other                                                              103             260               459             462
                                                              --------------  --------------    --------------  --------------
        Total expense........................................        10,076          14,554            18,653          28,257
                                                              --------------  --------------    --------------  --------------

  INCOME BEFORE INCOME TAX PROVISION.........................        13,168           1,256            26,028          12,923

  INCOME TAX PROVISION.......................................         5,302             475            10,478           4,880
                                                              --------------  --------------    --------------  --------------

  NET INCOME................................................. $       7,866   $         781     $      15,550   $       8,043
                                                              ==============  ==============    ==============  ==============

  NET INCOME PER SHARE:
     Basic                                                    $         .36   $         .04     $         .70   $         .39
                                                              ==============  ==============    ==============  ==============
     Diluted................................................. $         .36   $         .04     $         .70   $         .39
                                                              ==============  ==============    ==============  ==============

  Weighted average number of common shares outstanding:
     Basic                                                       21,949,489      20,104,670        22,063,504      20,440,311
     Diluted.................................................    22,078,032      20,160,781        22,219,143      20,544,280


                 See notes to consolidated financial statements


                                                     FIRST ALLIANCE CORPORATION
                                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (DOLLARS IN THOUSANDS)

                                                                    FOR THE QUARTERS                FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                   ENDED JUNE 30,
                                                           ------------------------------    ------------------------------
                                                                1997             1998             1997             1998
                                                           --------------  --------------    --------------  --------------
                                                                                     (UNAUDITED)

  NET INCOME                                               $       7,866   $         781     $      15,550   $       8,043

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustment...............           (3)             (8)               35              45
                                                           --------------  --------------    --------------  --------------

  COMPREHENSIVE INCOME.....................................$       7,863   $         773     $      15,585   $       8,088
                                                           ==============  ==============    ==============  ==============


                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                             FOR THE QUARTERS                FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,                   ENDED JUNE 30,
                                                                   ------------------------------    ------------------------------
                                                                        1997             1998             1997             1998
                                                                   --------------  --------------    --------------  --------------
                                                                                             (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $       7,866   $         781     $      15,550   $       8,043
   Adjustments to reconcile net income to net cash provided by operating activities:
      Capitalized residual interests and mortgage servicing rights.       (5,413)         (6,389)          (10,388)        (13,703)
      Deferred income taxes........................................         (353)          1,480             2,190           6,529
      Net accretion of residual interests in securities............         (365)          7,674              (216)         10,598
      Amortization of mortgage servicing rights....................          692           1,864             1,298           2,717
      Depreciation and amortization ...............................          207             486               376             898
      Deferred stock compensation..................................           51                               102              42
      Accretion of discounts on loans receivable...................          (60)            (11)              (98)            (22)
      Foreign currency transaction loss (gain).....................          (88)            (25)               81             (35)
      Loss on sales of property....................................            6               5                39               5
   Changes in assets and liabilities:
      Restricted cash..............................................                         (454)                             (626)
      Receivable from trusts.......................................          870            (470)             (922)         (1,990)
      Loans held for sale..........................................       (6,367)         (7,536)           (7,357)        (12,935)
      Prepaid expenses and other assets............................          353             722               862           1,053
      Accounts payable and accrued liabilities.....................          854            (917)            1,262           5,880
      Income taxes payable.........................................        1,287          (1,157)              772          (3,664)
                                                                   --------------  --------------    --------------  --------------
         Net cash (used in) provided by operating activities.......         (460)         (3,947)            3,551           2,790
                                                                   --------------  --------------    --------------  --------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments (advances) on warehouse financing receivable.........        2,445          (3,686)           (7,233)          5,872
   Capital expenditures............................................       (1,314)           (818)           (2,215)         (2,980)
   Proceeds from sales of property.................................          361              50               361              50
   Collections on loans receivable held for investment.............          180             234               515             310
                                                                   --------------  --------------    --------------  --------------
         Net cash provided by (used in) investing activities.......        1,672          (4,220)           (8,572)          3,252
                                                                   --------------  --------------    --------------  --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings on warehouse financing facilities...         (117)         18,428                             3,739
   Purchase of treasury stock......................................       (5,612)        (11,174)           (5,612)        (19,279)
   Proceeds from issuance of stock.................................           17             295               324             521
                                                                   --------------  --------------    --------------  --------------
         Net cash (used in) provided by financing activities.......       (5,712)          7,549            (5,288)        (15,019)
                                                                   --------------  --------------    --------------  --------------

   Effect of exchange rate changes on cash.........................          (16)             (3)              (12)             18
                                                                   --------------  --------------    --------------  --------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS.......................       (4,516)           (621)          (10,321)         (8,959)
   CASH AND CASH EQUIVALENTS, beginning of period..................       21,609           5,694            27,414          14,032
                                                                   --------------  --------------    --------------  --------------
   CASH AND CASH EQUIVALENTS, end of period........................$  17,093       $       5,073     $      17,093   $       5,073
                                                                   ==============  ==============    ==============  ==============


                 See notes to consolidated financial statements


                           FIRST ALLIANCE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                           FOR THE QUARTERS                  FOR THE SIX MONTHS
                                                                            ENDED JUNE 30,                     ENDED JUNE 30,
                                                                   ------------------------------    ------------------------------
                                                                        1997             1998              1997             1998
                                                                   --------------  --------------    --------------  --------------
                                                                                              (UNAUDITED)
   SUPPLEMENTAL INFORMATION:
      Interest paid................................................$         400   $       1,819     $         717   $       3,649
                                                                   ==============  ==============    ==============  ==============

      Income taxes paid............................................$       4,367   $         152     $       7,534   $       2,055
                                                                   ==============  ==============    ==============  ==============

   SUPPLEMENTAL INFORMATION ON NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
      Cancellation of restricted stock.............................                $         543                     $         543
                                                                                   ==============                    ==============


                 See notes to consolidated financial statements

                           FIRST ALLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NOTE 1.  GENERAL

       The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

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

HEDGING ACTIVITIES

       The Company regularly securitizes and/or sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its fixed rate loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of loans hedged. Losses recognized on hedging activities were $106,000 and $16,000 for the quarter and six months ended June 30, 1998, respectively, as compared to losses of $165,000 and $91,000 for the corresponding periods in 1997. The notional amount of forward sales of United States Treasury Securities was $8.1 million at June 30, 1998 with deferred losses of $1,300.

STOCK REPURCHASE PROGRAM

       In April 1997 the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 the Board of Directors authorized the purchase of an additional 2.0 million shares of Class A Common Stock. The Company completed the purchase of its 3.5 million share repurchase program in the third quarter of 1998. Subsequently, in July of 1998, the Company's Board of Directors authorized an increase in the Company's share repurchase program consisting of an additional 4.0 million shares.

                           FIRST ALLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


NET INCOME PER SHARE

       A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the periods indicated:

                                                                   FOR THE QUARTERS            FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                             ---------------------------   ---------------------------
                                                                 1997           1998           1997           1998
                                                             ------------   ------------   ------------   ------------

 Net income:  Basic and diluted (dollars in thousands)...... $     7,866    $       781    $    15,550    $     8,043
                                                             ============   ============   ============   ============

 Weighted average number of common shares:
    Basic...................................................  21,949,489     20,104,670     22,063,504     20,440,311
    Effect of dilutive securities - stock options...........     128,543         56,111        155,639        103,969
                                                             ------------   ------------   ------------   ------------
    Diluted.................................................  22,078,032     20,160,781     22,219,143     20,544,280
                                                             ============   ============   ============   ============

 Net income per share:
    Basic................................................... $       .36    $       .04    $       .70    $       .39
    Effect of dilutive securities - stock options...........           0              0              0              0
                                                             ------------   ------------   ------------   ------------
    Diluted................................................. $       .36    $       .04    $       .70    $       .39
                                                             ============   ============   ============   ============


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

       In February 1998, FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits," which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were under previous statements. The adoption of this standard had no impact on the Company's current presentation of financial statements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

OVERVIEW

       The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of 32 offices in the United States (eight of which are located in California, three of which are located in New Jersey and New York, two of which are located in each of Florida, Illinois, Maryland, and Ohio and one of which is located in each of Arizona, Colorado, Georgia, Massachusetts, Minnesota, Oregon, Pennsylvania, Utah, Virginia and Washington) and three offices in the United Kingdom. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

       The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has historically allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

       As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans in trusts, whereby the loans are exchanged for regular and residual interests in the trusts. A portion of the Company's income is associated with securitization activity.

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


RECENT DEVELOPMENTS

       During 1997, the Company entered into an agreement with Fidelity Federal Bank F.S.B. ("Fidelity"), under which Fidelity issues real estate secured credit cards ("Credit Cards") that bear the Company's name and that the Company markets and services. The Company believes the terms of the Credit Cards, including the tax deductibility of interest paid on outstanding balances for most customers, to be attractive to potential borrowers.

       The Company markets the Credit Cards using procedures similar to those used by the Company in originating its mortgage loan products. Many of the individuals solicited for mortgage loan products are also solicited for the Credit Cards, thereby resulting in relatively lower marketing expenditures for the Credit Cards than would otherwise be expected. As of June 30, 1998, the Company's servicing portfolio of Credit Cards totaled $10.8 million.

       In the first quarter of 1998, the Company began securitizing its loans in the form of owner's trusts. By utilizing this securitization structure the Company's securitization of loans will be treated as a borrowing for state and federal tax purposes rather than as a sale. To the extent that the gain on sale recorded on a securitization is greater than the net interest income realized in the current period from the loans included in the related securitization, state and federal taxes will be deferred. Over $6.9 million of state and federal taxes were deferred at June 30, 1998.

       In April 1998, the Company discontinued its high loan-to-value ("LTV") loan program because adverse changes in the secondary market for these loans significantly reduced the profitability of this program. Since the inception of the program in July 1997, less than $4.0 million of high LTV loans were originated by the Company.

       In June 1998, the Company discontinued its low LTV program. The Company's decision to discontinue this program is attributable to lower than expected results in marketing and converting the low LTV homeowners for additional borrowing needs. The Company has purchased $7.5 million and $24.5 million in low LTV loans for the quarter and six months ended June 30, 1998, respectively.


LOAN ORIGINATIONS AND PURCHASES

                                                                      AT OR FOR THE QUARTERS      AT OR FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                                   ---------------------------   ---------------------------
                                                                       1997           1998           1997          1998
                                                                   ------------   ------------   ------------   ------------
                                                                                    (DOLLARS IN THOUSANDS)
Loan originations and purchases:
   Retail originations..........................................   $    92,146    $    99,968    $   181,681    $   220,768
   Wholesale purchases..........................................        22,659         19,215         38,441         47,878
                                                                   ------------   ------------   ------------   ------------
      Total.....................................................   $   114,805    $   119,183    $   220,122    $   268,646
                                                                   ============   ============   ============   ============

Number of retail branches as of the end of the period:
   United States:
      California................................................                                           7              8
      Other states..............................................                                          19             24
   United Kingdom...............................................                                           3              3
                                                                                                 ------------   ------------
      Total.....................................................                                          29             35
                                                                                                 ============   ============

Weighted average initial interest rate..........................           9.5%           9.5%           9.4%           9.5%
Weighted average initial combined loan-to-value ratio...........          63.3%          63.8%          63.5%          63.8%
Average loan size...............................................   $      87.0    $      88.4    $      87.2    $      88.1

       Originations and purchases increased 4% and 22% for the quarter and six months ended June 30, 1998, respectively, as compared with the corresponding periods in the prior year. Retail originations increased 8% and 22% for the quarter and six months ended June 30, 1998, respectively, as compared with the corresponding periods in the prior year primarily as a result of the Company's ongoing retail branch expansion. Wholesale purchases increased 25% for the six months ended June 30, 1998 as compared to the prior year primarily due to a $22.0 million increase in low LTV purchases for the six months ended June 30, 1998 as compared to the prior year.


LOAN SALES

                                               FOR THE QUARTERS            FOR THE SIX MONTHS
                                                ENDED JUNE 30,                ENDED JUNE 30,
                                         ---------------------------   ----------------------------
                                            1997           1998           1997            1998
                                         ------------   ------------   ------------    ------------
                                                         (DOLLARS IN THOUSANDS)
 Securitizations.........................$    75,002    $   100,001    $   148,003     $   210,002
 Whole loan sales........................     35,417         23,617         66,519          64,903
                                         ------------   ------------   ------------    ------------
      Total..............................$   110,419    $   123,618    $   214,522     $   274,905
                                         ============   ============   ============    ============

       Loan sales, including securitization of loans, increased 12% and 28% for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding prior year period. The increases in loan sales were the result of the increased loan origination and purchases volume.

COMPOSITION OF REVENUE AND EXPENSE

       The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                            FOR THE QUARTERS            FOR THE SIX MONTHS
                                                             ENDED JUNE 30,                ENDED JUNE 30,
                                                      ---------------------------   ---------------------------
                                                          1997           1998           1997           1998
                                                      ------------   ------------   ------------   ------------
REVENUE:
   Loan origination and sale:
      Gain on sale of loans...........................      23.4%           (.6)%         23.4%          12.2%
      Net loan origination and other fees.............      47.1           57.3           47.8           51.6
   Loan servicing and other fees......................       8.2            5.0            8.6            6.0
   Interest and other ................................      21.3           38.3           20.2           30.2
                                                      ------------   ------------   ------------   ------------
      Total revenue...................................     100.0          100.0          100.0          100.0
                                                      ------------   ------------   ------------   ------------
EXPENSE:
   Compensation and benefits..........................      19.9           37.1           19.9           28.6
   Advertising........................................       6.4           14.2            5.9           10.0
   Professional services and other fees ..............       3.6            5.9            3.2            5.0
   Facilities and insurance...........................       3.3            7.4            3.2            5.2
   Supplies...........................................       2.9            5.3            2.5            3.8
   Depreciation and amortization......................        .9            3.1             .8            2.2
   Interest...........................................       1.7           11.4            1.6            8.8
   Legal                                                     2.4            3.3            1.7            2.1
   Travel and training................................       1.8            2.7            1.8            1.9
   Other                                                      .4            1.7            1.1            1.0
                                                      ------------   ------------   ------------   ------------
      Total expense...................................      43.3           92.1           41.7           68.6
                                                      ------------   ------------   ------------   ------------
Income before income tax provision....................      56.7            7.9           58.3           31.4
Income tax provision..................................      22.9            3.0           23.5           11.9
                                                      ------------   ------------   ------------   ------------
Net income............................................      33.8%           4.9%          34.8%          19.5%
                                                      ============   ============   ============   ============


RESULTS OF OPERATIONS

REVENUE

       The following table sets forth the components of the Company's revenue for the periods indicated:

                                                               FOR THE QUARTERS              FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                                          ---------------------------   ----------------------------
                                                              1997          1998           1997            1998
                                                          ------------   ------------   ------------    ------------
                                                                           (DOLLARS IN THOUSANDS)

 Loan origination and sale:
    Gain on sale of loans (1)............................ $     5,442    $      (102)   $    10,436     $     5,041
    Net loan origination and other fees..................      10,940          9,071         21,350          21,230
 Loan servicing and other fees...........................       1,911            786          3,855           2,488
 Interest and other......................................       4,951          6,055          9,040          12,421
                                                          ------------   ------------   ------------    ------------
      Total revenue...................................... $    23,244    $    15,810    $    44,681     $    41,180
                                                          ============   ============   ============    ============

(1)         Excludes net loan origination and other fees.

       Total revenues decreased 32% or $7.4 million and 8% or $3.5 million for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997.

       Loan origination and sale revenue decreased $7.4 million and $5.5 million for the quarter and six months ended June 30, 1998, respectively, from $16.4 million and $31.8 million during the corresponding periods in 1997.

       Gain on sale of loans decreased $5.5 million and $5.4 million for the quarter and six months ended June 30,1998, respectively, as compared to the corresponding prior year period. The decrease in gain on sale is primarily related to a $4.5 million write down of residual interest retained in securitizations and a reduction in current period gain on sale as a percentage of loans sold. Such was a result of an increase in the Company's prepayment rates primarily related to its adjustable rate loans. Excluding the write down, gain on sale of loans as a percent of loans sold decreased to 3.6% and 3.5% for the quarter and six months ended June 30, 1998, respectively, as compared to 4.9% for the corresponding periods in the prior year. The decrease in gain on sale as a percentage of loans sold is primarily due to increased prepayment rates experienced by the Company. The Company increased the weighted average constant prepayment rate "CPR" assumption for adjustable rate loans from 35% in 1997 to 48% and 43% for the quarter and six months ended June 30, 1998, respectively.

       Net loan origination and other fees decreased 17% or $1.9 million for the quarter ended June 30, 1998 as compared to the same period in 1997 and remained at approximately $21 million for the six months ended June 30, 1998 and 1997. The decrease during the 1998 quarter was primarily related to the composition of loans securitized and sold which comprised of 8% less loans originated and more wholesale loans as compared to the prior year quarter. The consistency in net loan origination and other fees for the six months ended June 30, 1998 as compared to the corresponding prior year period is the combined result of a 7% increase in sale of originated loans partially offset by a decrease in average fees.

       Loan servicing and other fees decreased 59% or $1.1 million and 36% or $1.4 during the quarter and six months ended June 30, 1998, respectively, when compared to the corresponding periods in 1997. Such decrease was primarily due to an increase in amortization of mortgage servicing rights. Amortization of mortgage servicing rights increased $1.2 million and $1.4 million for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. The increase was primarily the result of a $0.8 million increase in accelerated amortization caused by increases in prepayments of adjustable rate loans, coupled with an increase in the average balance of mortgage servicing rights outstanding as compared to the prior year. Excluding amortization of mortgage servicing rights, loan servicing and other fees remained consistent with the prior year despite an increase in the average servicing portfolio. This can primarily be attributable to the composition of the Company's servicing portfolio when compared to the prior year. The Company earns higher management servicing fees on loans serviced for private investors and for securitizations consummated prior to 1996. As the proportion of loans serviced for this group of loans has decreased in relation to the total portfolio balance, so has the related servicing income.

      Interest and other income increased $1.1 million or 22% and $3.4 million or 37% for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding prior year periods.

      Interest income derived from loans held for sale increased 114% or $1.4 million and 126% or $2.9 million for the quarter and six months ended June 30, 1998, respectively, as compared with the corresponding prior year periods. Such increase in interest was a direct result of an increase in the average balance of loans held for sale when compared to the prior year periods.

      Other income increased $0.8 million and $1.1 million for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. The increase in other income is related to the commencement of the Company's credit card operations with activity beginning in the fourth quarter of 1997. Income derived from credit card activity totaled $0.9 million and $1.0 million for the quarter and six months ended June 30, 1998, respectively.

      Interest income from residual interest decreased by 33% or $1.0 million and 9% of $0.5 million during the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. Such decrease is primarily attributable to greater than expected prepayment rates.


EXPENSE

       The following table sets forth the components of the Company's expense for the periods indicated:

                                                                 FOR THE QUARTERS            FOR THE SIX MONTHS
                                                                  ENDED JUNE 30,                ENDED JUNE 30,
                                                            ---------------------------   ----------------------------
                                                                1997           1998           1997            1998
                                                            ------------   ------------   ------------    ------------
                                                                            (DOLLARS IN THOUSANDS)
 Compensation and benefits................................. $     4,630    $     5,873    $     8,906     $    11,763
 Advertising...............................................       1,499          2,245          2,657           4,101
 Professional services and other fees......................         838            931          1,448           2,043
 Facilities and insurance..................................         765          1,165          1,422           2,142
 Supplies..................................................         665            841          1,095           1,546
 Depreciation and amortization.............................         207            486            376             898
 Interest..................................................         400          1,810            712           3,632
 Legal.....................................................         551            515            779             875
 Travel and training.......................................         418            428            799             795
 Other.....................................................         103            260            459             462
                                                            ------------   ------------   ------------    ------------
    Total expense.......................................... $    10,076    $    14,554    $    18,653     $    28,257
                                                            ============   ============   ============    ============

       Total expense increased 44% or $4.5 million and 52% or $9.6 million for the quarter and six months ended June 30, 1998, respectively, as compared with the corresponding periods in 1997.

       The increase in compensation and benefits of 27% to $5.9 million and 32% to $11.8 million for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997 is the result of an increase in personnel to support the Company's retail branch expansion and the Company's credit card operations.

       Advertising expense increased 50% to $2.2 million and 54% to $4.1 million for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. This increase is primarily related to an increase in marketing activity, including purchases of marketing databases associated with the Company's retail branch expansion and credit card operations.

Professional services and other fees increased 41% or $0.6 million for the six months ended June 30, 1998 as compared to 1997, primarily due to costs incurred under the Company's credit card program.

       Combined, facilities and insurance, supplies and depreciation and amortization increased 52% or $0.9 million and 59% or $1.7 million for the quarter and six months ended June 30 1998, respectively, as compared to corresponding prior year periods. Such increase is primarily attributable to the increase in the number of retail branches and the Company's new centralized telemarketing facility. The Company increased its number of retail branches from 29 at June 30, 1997 to 35 at June 30, 1998.

       Interest expense increased 353% to $1.8 million and 410% to $3.6 million for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997 primarily due to an increase in interest expense on the warehouse financing facilities. As a result of funding of the increased balances of loans held for sale, including loans originated in the United Kingdom, and as a result of cash utilized by the Company in its share repurchase program, the average balance outstanding on the warehouse line increased 290% and 354% for the quarter and six months ended June 30, 1998, respectively, as compared to the corresponding periods in 1997. Additionally, the weighted average interest rate on the warehouse financing facility increased in 1998 when compared to 1997.


INCOME TAXES

       The Company's estimated tax rate for the quarters ended June 30, 1998 and 1997 was 37.75% and 40.25%, respectively. The lower rate in 1998 is a result of decreases in the amount of income apportioned to the state of California.

       During 1998, the Company's securitization was in the form of owner's trusts. Prior to 1998, all of the Company's securitizations had been in the form of real estate mortgage investment conduit trusts. Under this securitization structure the securitization of loans will be treated as a borrowing for state and federal tax purposes rather than as a sale. To the extent that the gain on sale recorded on a securitization is greater than the net interest income realized in the current period from the loans included in the related securitization, state and federal taxes will be deferred. These deferred taxes will be payable in future periods as net interest income is realized for tax purposes. The company anticipates that under this securitization structure its securitizations will significantly increase operating cash flow in 1998.


SERVICING

       The following tables provide data on loan delinquency, real estate owned (REO) and net losses for the Company's servicing portfolio:


                                                                                     AS OF
                                                 ---------------------------------------------------------------------------------
                                                      JUNE 30, 1997              DECEMBER 31, 1997            JUNE 30, 1998
                                                 -------------------------   -------------------------   -------------------------
                                                                  % of                        % of                        % of
                                                 (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                                  thousands)    Portfolio     Thousands)    Portfolio     thousands)    Portfolio
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Servicing portfolio............................  $  692,243                  $  799,085                  $  852,030
                                                 ===========                 ===========                 ===========
30-59 days delinquent..........................  $    7,100           1.0%   $    7,994           1.0%   $    9,234           1.1%
60-89 days delinquent..........................       5,350           0.8         7,654           0.9         6,675           0.8
90 days or more delinquent.....................      16,075           2.3        17,378           2.2        22,488           2.6
                                                 -----------   -----------   -----------   -----------   -----------   -----------
   Total delinquencies.........................      28,525           4.1%   $   33,026           4.1%   $   38,397           4.5%
                                                ============   ===========   ===========   ===========   ===========   ===========
REO (1)........................................ $     4,989           0.7%   $    1,688           0.2%   $    1,565           0.2%
                                                ============   ===========   ===========   ===========   ===========   ===========

                                                                          FOR THE QUARTERS            FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                                     ---------------------------   ---------------------------
                                                                         1997          1998            1997            1998
                                                                     ------------   ------------   ------------   ------------
                                                                                     (DOLLARS IN THOUSANDS)
Average servicing portfolio balance outstanding (2)................. $   679,200     $  846,284    $   666,437    $   833,048
Net losses (3)...................................................... $       520     $      170    $     1,000    $       400
Percentage of average servicing portfolio - annualized..............         .31%           .08%           .30%           .10%

(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter.
(3) Net losses means actual net losses realized with respect to the disposition of REO, which does not include carry cost.

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

      The Company generated operating cash flow of $5.9 million and $15.1 million in the quarter and six months ended June 30, 1998, respectively, and $2.5 million and $8.9 million for the corresponding 1997 period. The following table shows the computation of operating cash flow and provides a reconciliation of operating cash flow to net cash provided by operating activities as it is included in the consolidated statements of cash flows for the periods indicated:


                                                                              FOR THE QUARTERS             FOR THE SIX MONTHS
                                                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                                                         ---------------------------   ---------------------------
                                                                             1997           1998           1997           1998
                                                                         ------------   ------------   ------------   ------------
                                                                                           (DOLLARS IN THOUSANDS)
 Net income..............................................................$     7,866    $       781    $    15,550    $     8,043
 Non-cash adjustments to reconcile net income to operating
 cash flow:
    Capitalized residual interests and mortgage
    servicing rights.....................................................     (5,413)        (6,389)       (10,388)       (13,703)
    Net accretion of residual interests in securities....................       (365)         7,674           (216)        10,598
    Amortization of mortgage servicing rights............................        692          1,864          1,298          2,717
    Deferred income taxes................................................       (353)         1,480          2,190          6,529
    Depreciation and amortization........................................        207            486            376            898
    Other................................................................        (91)           (31)           124            (10)
                                                                         ------------   ------------   ------------   ------------
 Operating cash flow.....................................................$     2,543    $     5,865    $     8,934    $    15,072
                                                                         ============   ============   ============   ============

 Reconciliation to consolidated statements of cash flows:
    Operating cash flow..................................................$     2,543    $     5,865    $     8,934    $    15,072
    Increase in loans held for sale......................................     (6,367)        (7,536)        (7,357)       (12,935)
    Changes in other assets and liabilities..............................      3,364         (2,276)         1,974            653
                                                                         ------------   ------------   ------------   ------------
 Net cash provided by operating activities...............................$      (460)   $    (3,947)   $     3,551    $     2,790
                                                                         ============   ============   ============   ============


       The loan origination and processing fees charged to the borrower are included in the principal balance of the loan originated. The Company funds such loans out of available cash or through its warehouse financing facilities. For loans financed through available cash, the Company receives its loan origination and processing fees in cash upon sale of the loan. For loans financed through the warehouse financing facilities, the Company generally receives substantially all of the loan origination and processing fees in cash at the time of the warehouse financing facility borrowing. The Company's warehouse financing facilities provide, in the aggregate, up to $300 million in the United States and up to (pound)50 million in the United Kingdom in repurchase agreements or secured revolving lines of credit which are used to finance loan originations and purchases.

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

       The Company's warehouse financing facilities consist of three separate agreements: a $175 million facility, a $125 million facility and a (pound)50 million facility. The Company's $175 million master repurchase agreement, which is secured by loans originated or purchased by the Company and currently bears interest at a rate ranging from 0.25% to 0.50% over 30 day US dollar denominated London Interbank Offered Rate ("LIBOR"), expires in October 1998. The Company's $125 million warehouse financing facility, which is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over the 30 day US dollar denominated LIBOR, expires in December 1998. The Company's (pound)50 million credit facility, which is secured by loans originated or purchased by the Company in the United Kingdom and currently bears interest at a rate of 0.925% over 30 day sterling denominated LIBOR, expires in August 1998. Management expects, although there can be no assurance, that the Company will be able to maintain these warehouse financing facilities (or obtain comparable replacement or additional financing) in the future.

       In February 1997, the Company entered into master repurchase agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. These facilities are secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bear interest at 10% per annum, have a combined borrowing limit of $20 million and expire in October 1998. As of June 30, 1998, an aggregate of $6.5 million was outstanding on these lines.

       As a part of the Company's credit card program, the Company is required to maintain a cash balance restricted for the purpose of reserving for credit losses. The Company had a cash balance of $0.6 million related to this at June 30, 1998.

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

       As of June 30, 1998 the Company had commitments to fund loans of $4.5 million. Historically, approximately 55% of such commitments have ultimately been funded.

Capital expenditures totaled $0.8 million and $3.0 million for the quarter and six months ended June 30, 1998, respectively, as compared to $1.3 million and $2.2 million for the corresponding periods in 1997. In the first quarter of 1998, the Company's new telemarketing center was opened in a 40,000 square foot office building in Irvine, California which the Company purchased in July 1997.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Class A common stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against the purchasers of the stock during the class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects for the future. The plaintiffs in this class action suit are seeking an unspecified amount for damages.

       The Company is also a party to various legal proceedings arising out of the ordinary course of its business including 19 lawsuits alleging misleading lending practices, some of which have been filed either as a class action or under private attorney general statutes. In one of these cases there is a motion pending filed by the American Association of Retired Persons to join as a party plaintiff and to amend the complaint seeking damages including revocation of business licenses and disgorgement of profits.


ITEM 2.  CHANGES IN SECURITIES

      In July, the Company announced that Brian Chisick, Chairman and Chief Executive Officer, will be converting all of his Class B Common Stock to which four votes per share applies in matters requiring a stockholder vote, into Class A Common Stock, which carries one vote per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable.


ITEM 5.  OTHER INFORMATION

      Effective August 4, 1998 George Gibbs, Jr. resigned as a member of the Board of Directors of the Company.

      Effective June 30, 1998 Edwin Summers resigned as Vice President, General Counsel and Corporate Secretary of the Company.

      Effective June 30, 1998 the Company appointed Richard Taylor as General Counsel and Corporate Secretary of the Company.

      Effective July 20, 1998 the Company appointed Francisco Nebot as Executive Vice President and Chief Financial Officer.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits


EXHIBIT
   NO.                       DESCRIPTION OF EXHIBIT
   ---                       ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2   Form of Pooling and Servicing Agreement (Incorporated by reference to
       Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)

10.16 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to Exhibit
       10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company.
27     Financial Data Schedule *

----------------
* Filed herewith.


       (b)  Reports on Form 8-K:
                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:        8/13/98                       /s/  BRIAN CHISICK
     --------------------------         ---------------------------
                                               Brian Chisick
                                    President and Chief Executive Officer



Date:        8/13/98                      /s/  FRANCISCO NEBOT
     --------------------------         -----------------------------
                                              Francisco Nebot
                                           Executive Vice President
                                           Chief Financial Officer