Form 10-Q
period 1998-09-30
FIRST ALLIANCE CORP /DE/
filed 1998-11-16
CIK 1029321

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

        For the quarterly period and nine months ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of October 30, 1998 the registrant had outstanding, net of treasury shares, 18,139,488 shares of Class A Common Stock.




================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited)
         as of September 30, 1998 and December 31, 1997 ..............        1

         Consolidated Statements of Income (Unaudited) for the
         quarters and nine months ended September 30, 1998 and 1997...        2

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the quarters and nine months ended September 30, 1998
         and 1997.....................................................        3

         Consolidated Statements of Cash Flows (Unaudited) for the
         quarters and nine months ended September 30, 1998 and 1997...        4

         Notes to Consolidated Financial Statements...................        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ("MD&A")...........................        9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................       19

Item 2.  Changes in Securities........................................       19

Item 3.  Defaults Upon Senior Securities..............................       19

Item 4.  Submission of Matters to a Vote of Security Holders..........       19

Item 5.  Other Information............................................       19

Item 6.  Exhibits and Reports on Form 8-K
              a.   Exhibits ..........................................       21
              b.   Reports on Form 8-K................................       22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)



                                                                                              DECEMBER 31,      SEPTEMBER 30,
                                                                                                  1997               1998
                                                                                            ---------------    --------------
                                                                                                       (UNAUDITED)
                                     ASSETS
Cash and cash equivalents...............................................................     $      14,032     $       1,841
Restricted cash.........................................................................                               1,071
Receivable from trusts..................................................................             3,085             4,810
Loans held for sale.....................................................................            54,872            79,918
Warehouse financing receivable..........................................................            12,324             9,733
Loans receivable held for investment....................................................             2,082             1,593
Residual interests in securities - at fair value........................................            50,238            50,296
Mortgage servicing rights...............................................................             9,240            10,067
Property, net...........................................................................             8,587            10,496
Prepaid expenses and other assets.......................................................             3,687             1,829
                                                                                             ==============    ==============
   Total assets.........................................................................     $     158,147     $     171,654
                                                                                             ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities..........................................................     $      57,742     $      83,889
Accounts payable and accrued liabilities................................................             4,794             5,883
Deferred taxes/income taxes payable.....................................................             4,334             8,961
                                                                                             --------------    --------------
   Total liabilities....................................................................            66,870            98,733
                                                                                             --------------    --------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 per value; 1,000,000 shares authorized: no shares outstanding.....
Class A Common Stock, $.01 par value; 25,000,000 shares authorized; shares issued and outstanding:  11,265,375 at December 31, 1997 and 22,186,288 at
   September 30, 1998...................................................................               112               223
Class B Common Stock, $.01 par value; 15,000,000 shares authorized; shares issued
   and outstanding:  10,956,270 at December 31, 1997....................................               110
Additional paid in capital..............................................................            65,321            65,298
Retained earnings.......................................................................            47,110            58,986
Treasury stock - at cost:  1,169,300 shares at December 31, 1997 and 4,046,800 shares at
    September 30, 1998..................................................................           (20,544)          (51,582)
Deferred stock compensation.............................................................              (765)
Foreign currency translation............................................................               (67)               (4)
                                                                                             --------------    --------------
   Total stockholders' equity...........................................................            91,277            72,921
                                                                                             --------------    --------------
     Total liabilities and stockholders' equity.........................................     $     158,147     $     171,654
                                                                                             ==============    ==============

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                         (UNAUDITED)

  REVENUE:
     Loan origination and sale.................................  $     15,758    $     15,149    $     47,544    $     41,420
     Loan servicing and other fees.............................         1,756           1,101           5,611           3,589
     Interest and other........................................         5,881           6,310          14,921          18,731
                                                                 -------------   -------------   -------------   -------------
       Total revenue...........................................        23,395          22,560          68,076          63,740
                                                                 -------------   -------------   -------------   -------------

  EXPENSE
     Compensation and benefits.................................         5,052           6,072          13,958          17,835
     Advertising...............................................         1,699           2,947           4,356           7,048
     Professional services and other fees .....................           881           1,194           2,329           3,237
     Facilities and insurance..................................           926           1,194           2,348           3,336
     Supplies..................................................           590             544           1,685           2,090
     Depreciation and amortization.............................           275             503             651           1,401
     Interest..................................................           789           2,207           1,501           5,839
     Legal.....................................................           374             969           1,153           1,844
     Travel and training.......................................           501             339           1,300           1,134
     Other.....................................................           202             379             661             841
                                                                 -------------   -------------   -------------   -------------
       Total expense...........................................        11,289          16,348          29,942          44,605
                                                                 -------------   -------------   -------------   -------------

  INCOME BEFORE INCOME TAX PROVISION...........................        12,106           6,212          38,134          19,135

  INCOME TAX PROVISION.........................................         3,918           2,379          14,396           7,259
                                                                 -------------   -------------   -------------   -------------

  NET INCOME...................................................  $      8,188    $      3,833    $     23,738    $     11,876
                                                                 =============   =============   =============   =============

  NET INCOME PER SHARE:
     Basic.....................................................  $        .38    $        .21    $       1.08    $        .60
                                                                 =============   =============   =============   =============
     Diluted...................................................  $        .37    $        .21    $       1.07    $        .60
                                                                 =============   =============   =============   =============

  Weighted average number of common shares outstanding:
     Basic.....................................................    21,749,564      18,534,938      21,957,707      19,798,208
     Diluted...................................................    21,940,804      18,536,091      22,126,745      19,833,306


                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)


                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                         (UNAUDITED)

  NET INCOME...................................................  $      8,188    $      3,833    $     23,738    $     11,876

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustment...................           (96)             18             (61)             63
                                                                 -------------   -------------   -------------   -------------

  COMPREHENSIVE INCOME.........................................  $      8,092    $      3,851    $     23,677    $     11,939
                                                                 =============   =============   =============   =============
















                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                         (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.................................................  $      8,188    $      3,833    $     23,738    $     11,876
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Capitalized residual interests and mortgage
       servicing rights........................................        (6,086)         (4,539)        (16,474)        (18,242)
      Deferred income taxes....................................           166           2,961           2,356           9,490
      Net accretion of residual interests in securities........          (660)          2,765            (876)         13,363
      Amortization of mortgage servicing rights................           747           1,277           2,045           3,994
      Depreciation and amortization ...........................           275             503             651           1,401
      Deferred stock compensation..............................           205               -             307              42
      Accretion of discounts on loans receivable
        held for investment....................................           (24)            (16)           (122)            (38)

      Foreign currency transaction loss (gain).................           191            (136)            272            (171)
      Loss on sales of property................................            (3)              -              36               5
    Changes in assets and liabilities:
      Restricted cash..........................................             -            (445)              -          (1,071)
      Receivable from trusts...................................           542             265            (380)         (1,725)
      Loans held for sale......................................       (24,817)        (10,729)        (32,174)        (23,664)
      Receivable from loan sales                                      (15,388)              -         (15,388)
      Prepaid expenses and other assets........................        (2,262)            816          (1,400)          1,869
      Accounts payable and accrued liabilities.................          (586)         (4,891)            676             989
      Income taxes payable.....................................        (2,830)           (887)         (2,058)         (4,551)
                                                                 -------------   -------------   -------------   -------------
        Net cash provided by (used in) operating activities....       (42,342)         (9,223)        (38,791)         (6,433)
                                                                 -------------   -------------   -------------   -------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments (advances) on warehouse financing receivable.....        (6,197)         (3,281)        (13,430)          2,591
   Capital expenditures........................................        (3,859)           (309)         (6,074)         (3,289)
   Proceeds from sales of property.............................            62               -             423              50
   Collections on loans receivable held for investment.........           195             291             710             601
                                                                 -------------   -------------   -------------   -------------
        Net cash provided by (used in) investing activities....        (9,799)         (3,299)        (18,371)            (47)
                                                                 -------------   -------------   -------------   -------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (repayments) borrowings on warehouse financing
    facilities.................................................        41,958          21,026          41,958          24,765
   Purchase of treasury stock..................................        (2,098)        (11,759)         (7,710)        (31,038)
   Proceeds from issuance of stock.............................           304               -             628             521
                                                                 -------------   -------------   -------------   -------------
        Net cash provided by (used in)  financing activities...        40,164           9,267          34,876          (5,752)
                                                                 -------------   -------------   -------------   -------------

   Effect of exchange rate changes on cash.....................          (152)             23            (164)             41
                                                                 -------------   -------------   -------------   -------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (12,129)         (3,232)        (22,450)        (12,191)
   CASH AND CASH EQUIVALENTS, beginning of period..............        17,093           5,073          27,414          14,032
                                                                 =============   =============   =============   =============
   CASH AND CASH EQUIVALENTS, end of period....................  $       4,964   $      1,841    $      4,964    $      1,841
                                                                 =============   =============   =============   =============



                 See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                             (DOLLARS IN THOUSANDS)



                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                         (UNAUDITED)
  SUPPLEMENTAL INFORMATION:
    Interest paid.............................................   $        575    $      2,123    $      1,292    $      5,760
                                                                 =============   =============   =============   =============

    Income taxes paid.........................................   $      6,576    $        117    $     14,110    $      2,172
                                                                 =============   =============   =============   =============


















                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NOTE 1.  GENERAL

     The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1998.

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


HEDGING ACTIVITIES

     The Company regularly securitizes and/or sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its fixed rate loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon sale of loans hedged. Gains (losses) recognized on hedging activities were $(1,250,000) and $(1,270,000) for the quarter and nine months ended September 30, 1998, respectively, as compared to $30,000 and $(60,000) for the corresponding periods in 1997. The loss incurred during the third quarter of 1998 is primarily attributable to a decreasing interest rate environment experienced during the quarter. The notional amount of forward sales of United States Treasury Securities was $21.1 million at September 30, 1998 with deferred losses of $313,000.


STOCK REPURCHASE PROGRAM

     In April 1997 the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares of Class A Common Stock, respectively. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.0 million shares as of October 30, 1998.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


NET INCOME PER SHARE

     A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the periods indicated:

                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
  Net income:  Basic and diluted (dollars in thousands)........  $      8,188    $      3,833    $     23,738    $     11,876
                                                                 =============   =============   =============   =============

  Weighted average number of common shares:
    Basic......................................................    21,749,564      18,534,938      21,957,707      19,798,208
    Effect of dilutive securities - stock options..............       191,240           1,153         169,038          35,098
                                                                 =============   =============   =============   =============
    Diluted....................................................    21,940,804      18,536,091      22,126,745      19,833,306
                                                                 =============   =============   =============   =============

  Net income per share:
    Basic  ....................................................  $        .38    $        .21    $       1.08    $        .60

    Effect of dilutive securities - stock options..............          (.01)              -            (.01)              -
                                                                 -------------   -------------   -------------   -------------
    Diluted....................................................  $        .37    $        .21    $       1.07    $        .60
                                                                 =============   =============   =============   =============




RECENT DEVELOPMENTS; RISK FACTORS

     As a fundamental part of its business and financial strategy, the Company securitizes the majority of its loans, whereby the Company deposits into a trust certain loans originated or acquired by the Company in exchange for (i) debt instruments backed by the loans in the trust and (ii) a residual interest in the trust. The Company then sells the debt instruments to the public. A significant portion of the Company's revenues, income and cash flow is generated through these securitizations. Conditions in the securitization market have deteriorated in recent months as lenders in the sub-prime sector have suffered a significant loss of liquidity. As a result, there can be no assurance that the Company will be able to continue to access the securitization market on the same terms as previously experienced. Any substantial reduction in the availability of the securitization market for the Company's loans, or any substantial deterioration in the terms to the Company of any securitizations, would be likely to have a material adverse effect on the Company's results of operations and financial condition.

     In November 1998, one of the Company's warehouse lines, a $175 million facility, expired and was not renewed (see Liquidity and Capital Resources). The Company, however, has in place a $125 million facility and a 50 UKP million facility with another warehouse lender, both of which expire in December 1998. Although management expects that the Company will be able to maintain this warehouse financing facility, there can be no assurance that the Company will be able to do so. The Company is therefore continuing to pursue other warehouse financing facility arrangements. To the extent that the Company is not successful in maintaining or replacing the existing financing arrangements, the Company may be forced to curtail its loan production activity which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

     In September 1998, the Company was informed by the United States Department of Justice that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew existing state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition.

     The Company is also party to various legal proceedings arising out of the ordinary course of its business (see Item 1. Legal Proceedings). Any substantial judgment against the Company in any of these legal proceedings, or the related legal fees that may be incurred to defend the Company in connection therewith, could have a material adverse effect on the Company's results of operations and financial condition.


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

     In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which will become effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on its ability and intent to sell or hold those investments. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

     The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which, as of September 30, 1998, was comprised of 31 offices in the United States (eight of which are located in California, three of which are located in New Jersey and New York, two of which are located in each of Illinois, Maryland, and Ohio and one of which is located in each of Arizona, Colorado, Florida, Georgia, Massachusetts, Minnesota, Oregon, Pennsylvania, Utah, Virginia and Washington) and three offices in the United Kingdom. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

     The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. This income has historically allowed the Company to generate positive operating cash flow (see Liquidity and Capital Resources). There can be no assurance, however, that the Company's operating cash flow will continue to be positive in the future.

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

     Gains on servicing retained-sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities, which are carried at fair value. The difference between the fair value of residual interests and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue.


RECENT DEVELOPMENTS

     During 1997, the Company entered into an agreement with Fidelity Federal Bank F.S.B. ("Fidelity"), under which Fidelity issues real estate secured credit cards ("Credit Cards") that bear the Company's name and that the Company markets and services. The Company believes that the terms of the Credit Cards, including the tax deductibility of interest paid on outstanding balances for most customers, may be attractive to potential borrowers.

     The Company markets the Credit Cards using procedures similar to those used by the Company in originating its mortgage loan products. Many of the individuals solicited for mortgage loan products are also solicited for the Credit Cards, thereby resulting in relatively lower marketing expenditures for the Credit Cards than would otherwise be expected. As of September 30, 1998, the Company's servicing portfolio of Credit Cards totaled $18.6 million.

     During the first two quarters of 1998, the Company began securitizing its loans in the form of owner's trusts. By utilizing this securitization structure, the Company's securitization of loans were treated as a borrowing for state and federal tax purposes rather than as a sale. In the third quarter of 1998, however, the Company decided to securitize its loans in the form of a real estate mortgage investment conduit trust ("REMIC"), under which the securitization of loans will be treated as a sale for state and federal tax purposes.

     In April 1998, the Company discontinued its high loan-to-value ("LTV") loan program because adverse changes in the secondary market for these loans significantly reduced the profitability of this program. Since the inception of the program in July 1997, less than $4.0 million of high LTV loans were originated by the Company.

     In June 1998, the Company discontinued its low LTV program. The Company's decision to discontinue this program is attributable to lower than expected results in marketing, including lower than expected additional borrowings by such homeowners. The Company purchased $25.0 million in low LTV loans for the nine months ended September 30, 1998.

     In November 1998, the Company anticipates refinancing its 40,000 square foot office building in Irvine, and expects to receive proceeds of approximately $3.7 million, but there can be no assurance that this refinancing will be achieved.

     In November 1998, one of the Company's warehouse lines, a $175 million facility, expired and was not renewed (see Liquidity and Capital Resources).


LOAN ORIGINATIONS AND PURCHASES

                                                                    AT OR FOR THE QUARTER         AT OR FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                     (DOLLARS IN THOUSANDS)
  Loan originations and purchases:
    Retail originations........................................  $    101,467    $    118,082    $    283,148    $    338,850
    Wholesale purchases........................................        45,711          15,955          84,152          63,833
                                                                 =============   =============   =============   =============
      Total....................................................  $    147,178    $    134,037    $    367,300    $    402,683
                                                                 =============   =============   =============   =============

  Number of retail branches as of the end of the period:
    United States:
      California...............................................                                             7               8
      Other states.............................................                                            20              23
    United Kingdom.............................................                                             4               3
                                                                                                 =============   =============
      Total....................................................                                            31              34
                                                                                                 =============   =============

  Weighted average initial interest rate.......................           9.4%            9.3%            9.4%            9.4%
  Weighted average initial combined loan-to-value ratio........          60.9%           67.2%           62.5%           64.9%
  Average loan size............................................  $         85    $        101    $         87    $         92



     Originations and purchases decreased 9% and increased 10% for the quarter and nine months ended September 30, 1998, respectively, as compared with the corresponding periods in the prior year. Retail originations increased 16% and 20% for the quarter and nine months ended September 30, 1998, respectively, as compared with the corresponding periods in the prior year primarily as a result of the Company's ongoing retail branch expansion. This increase was offset by a 65% and 24% decrease in wholesale purchases for the quarter and nine months ended September 30, 1998, respectively, primarily due to the discontinuance of the Company's wholesale low LTV program in the second quarter of 1998.

LOAN SALES

                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                   (DOLLARS IN THOUSANDS)

  Securitizations..............................................  $     85,002    $     100,000   $    233,005    $    310,002
  Whole loan sales.............................................        37,280           46,009        103,799         110,912
                                                                 =============   =============   =============   =============
       Total...................................................  $    122,282    $     146,009   $    336,804    $    420,914
                                                                 =============   =============   =============   =============



     Loan sales, including securitization of loans, increased 19% for the current quarter as compared to the prior year quarter despite a decrease of 9% in originations and purchases when compared to the 1997 quarter. This increase was primarily the result of significant purchases of low LTV loans during the 1997 quarter, which were not included in the securitization for the quarter.


COMPOSITION OF REVENUE AND EXPENSE

     The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
  REVENUE:
    Loan origination and sale:
      Gain on sale of loans....................................          21.5%           12.2%           22.7%           12.2%
      Net loan origination and other fees......................          45.8            55.0            47.1            52.8
    Loan servicing and other fees..............................           7.5             4.9             8.2             5.6
    Interest and other ........................................          25.2            27.9            22.0            29.4
                                                                 -------------   -------------   -------------   -------------
      Total revenue............................................         100.0           100.0           100.0           100.0
                                                                 -------------   -------------   -------------   -------------
  EXPENSE:
    Compensation and benefits..................................          21.6            26.9            20.5            28.0
    Advertising................................................           7.3            13.1             6.4            11.1
    Professional services and other fees ......................           3.8             5.3             3.4             5.1
    Facilities and insurance...................................           3.9             5.3             3.4             5.2
    Supplies...................................................           2.5             2.4             2.5             3.3
    Depreciation and amortization..............................           1.2             2.2             1.0             2.2
    Interest...................................................           3.4             9.8             2.2             9.2
    Legal......................................................           1.6             4.3             1.7             2.9
    Travel and training........................................           2.1             1.5             1.9             1.8
    Other......................................................            .9             1.7             1.0             1.2
                                                                 -------------   -------------   -------------   -------------
      Total expense............................................          48.3            72.5            44.0            70.0
                                                                 -------------   -------------   -------------   -------------
    Income before income tax provision.........................          51.7            27.5            56.0            30.0
    Income tax provision.......................................          16.7            10.5            21.1            11.4
                                                                 -------------   -------------   -------------   -------------
    Net income.................................................          35.0%           17.0%           34.9%           18.6%
                                                                 =============   =============   =============   =============


RESULTS OF OPERATIONS

REVENUE

     The following table sets forth the components of the Company's revenue for the periods indicated:


                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                    (DOLLARS IN THOUSANDS)
  Loan origination and sale:
    Gain on sale of loans (1)..................................  $      5,035    $      2,745    $     15,471    $      7,786
    Net loan origination and other fees........................        10,723          12,404          32,073          33,634
  Loan servicing and other fees................................         1,756           1,101           5,611           3,589
  Interest and other...........................................         5,881           6,310          14,921          18,731
                                                                 =============   =============   =============   =============
      Total revenue............................................  $     23,395    $     22,560    $     68,076    $     63,740
                                                                 =============   =============   =============   =============


  (1) Excludes net loan origination and other fees.

     Total revenues decreased 4% or $0.8 million and 6% or $4.3 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997.

     Loan origination and sale revenue decreased $0.6 million and $6.1 million for the quarter and nine months ended September 30, 1998, respectively, from $15.8 million and $47.5 million during the corresponding periods in 1997.

     Gain on sale of loans decreased $2.3 million and $7.7 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year period. Gain on sale as percent of loans sold decreased to 1.9% and 1.8% for the quarter and nine months ended September 30, 1998, respectively, as compared to 4.1% and 4.6% during the corresponding prior year periods. The decrease in gain on sale of loans during the quarter is primarily related to a reduction in the value of residual interest and mortgage servicing rights, and increase in losses on hedging activity, which was partially offset by a decrease in premiums paid on wholesale purchases. The decrease in the value of residual interest and mortgage servicing rights is attributable to the widening of the spreads required by investors which purchase asset-backed securities, and an increase in the Company's constant repayment rate ("CPR") assumptions, which are based on experienced empirical data (see Liquidity and Capital Resources). The decrease in gain on sale for the nine months ended September 30, 1998 is primarily related to a $4.5 million write down of residual interest in the second quarter of 1998, coupled with a decreased value of residual interest in the current quarter. The second quarter write down was a result of an increase in the Company's prepayment rates primarily related to its adjustable rate loans.

     Net loan origination and other fees increased 16% or $1.7 million and 5% or $1.6 million for the quarter and nine months ended September 30, 1998 as compared to the same periods in 1997. This increase is attributable to a 35% and 16% increase in retail loans sold for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. This increase was offset by a decrease in the average gross fees to 13.4% and 13.7% for the quarter and nine months ended September 30, 1998, respectively, as compared to 14.8% and 14.9% for the corresponding prior year periods.

     Loan servicing and other fees decreased 37% or $0.7 million and 36% or $2.0 million during the quarter and nine months ended September 30, 1998, respectively, when compared to the corresponding periods in 1997. This decrease was primarily due to an increase in amortization of mortgage servicing rights. Amortization of mortgage servicing rights increased $0.5 million and $1.9 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. This increase is primarily the result of an increase in the average balance of mortgage servicing rights in 1998 as compared to 1997. The increase for the nine months ended September 30, 1998 also included a $0.8 million increase in accelerated amortization caused by increases in the prepayments of adjustable rate loans.

     Interest and other income increased 7% or $.04 million and 26% or $3.8 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods.

     Interest income derived from loans held for sale increased 40% or $0.7 million and 88% or $3.6 million for the quarter and nine months ended September 30, 1998, respectively, as compared with the corresponding prior year periods. This increase in interest was a direct result of an increase in the average balance of loans held for sale, due primarily to a growing United Kingdom portfolio when compared to the prior year periods.

     Interest income and other income, excluding interest earned on loans held for sale, decreased $0.2 million and increased $0.3 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding prior year periods. The decrease for the quarter and the increase for the nine months ended September 30, 1998 is due to a $1.2 million and $2.2 million increase, respectively, in other income, primarily due to the Company's credit card operations, which commenced activity in the fourth quarter of 1997. This was offset by a $1.4 million and $1.9 million decrease in recognition of interest income from residual interest for the quarter and nine months ended September 30, 1998, respectively.


EXPENSE

     The following table sets forth the components of the Company's expense for the periods indicated:


                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                    (DOLLARS IN THOUSANDS)
  Compensation and benefits....................................  $      5,052    $      6,072    $     13,958    $     17,835
  Advertising..................................................         1,699           2,947           4,356           7,048
  Professional services and other fees.........................           881           1,194           2,329           3,237
  Facilities and insurance.....................................           926           1,194           2,348           3,336
  Supplies.....................................................           590             544           1,685           2,090
  Depreciation and amortization................................           275             503             651           1,401
  Interest.....................................................           789           2,207           1,501           5,839
  Legal........................................................           374             969           1,153           1,844
  Travel and training..........................................           501             339           1,300           1,134
  Other........................................................           202             379             661             841
                                                                 =============   =============   =============   =============
    Total expense..............................................  $     11,289    $     16,348    $     29,942    $     44,605
                                                                 =============   =============   =============   =============


     Total expense increased 45% or $5.1 million and 49% or $14.7 million for the quarter and nine months ended September 30, 1998, respectively, as compared with the corresponding periods in 1997.

     The increase in compensation and benefits of 20% or $1.0 million and 28% or $3.9 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997, is the result of an increase in personnel to support the Company's retail branch expansion and the Company's credit card operations.

     Advertising expense increased 74% or $1.2 million and 62% or $2.7 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. This increase is primarily related to an increase in marketing activity, including purchases of marketing databases associated with the Company's retail branch expansion and credit card operations.

     Professional services and other fees increased 36% or $0.3 million and 39% or $0.9 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997, primarily due to costs incurred under the Company's credit card program.

     Combined, facilities and insurance, supplies and depreciation and amortization increased 25% or $0.5 million and 46% or $2.1 million for the quarter and nine months ended September 30 1998, respectively, as compared to corresponding prior year periods. This increase is primarily attributable to the increase in the number of retail branches and the Company's new centralized telemarketing facility. The Company increased its number of retail branches from 31 at September 30, 1997 to 34 at September 30, 1998.

     Interest expense increased 180% or $1.4 million and 289% or $4.3 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997. This is primarily due to an increase in interest expense on the warehouse financing facilities. The increase in interest expense related to the Company's warehouse financing facility is primarily the result of an increase in the average warehouse financing balance over 1997, due to an increase in the balance of loans held for sale. Additionally, the weighted average interest rate on the warehouse financing facility increased in 1998 when compared to 1997. The increase in the weighted average interest rate is due to an increase in the proportion of United Kingdom loans, which carry a higher cost of funds, included in the loans held for sale balance during 1998 as compared to 1997. The September 30, 1998 loans held for sale balance consisted of approximately 64% in United Kingdom originated loans compared to approximately 35% at September 30, 1997.


INCOME TAXES

     The Company's estimated tax rate for the nine months ended September 30, 1998 and September 30, 1997 were 38.30% and 37.75%, respectively.

     During the first two quarters of 1998, the Company's securitization was in the form of owner's trusts. Under this securitization structure, the securitization of loans will be treated as a borrowing for state and federal tax purposes rather than as a sale. In the third quarter of 1998, however, the Company decided to securitize its loans in the form of a REMIC, under which the securitization of loans will be treated as a sale for state and federal tax purposes.

SERVICING

     The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:



   UNITED STATES                                                              AS OF
                                          ----------------------------------------------------------------------------------
                                              SEPTEMBER 30, 1997          DECEMBER 31, 1997           SEPTEMBER 30, 1998
                                          --------------------------- --------------------------- --------------------------
                                                            % of                        % of                        % of
                                          (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                           Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                          ------------  ------------  ------------  ------------  ------------  ------------

  Servicing portfolio...................  $   728,623                 $   769,733                 $   800,282
                                          ============                ============                ============
  30-59 days delinquent.................  $     8,429           1.2%        7,718           1.0%        6,802           0.9%
  60-89 days delinquent.................        5,644           0.8%        7,521           1.0%        3,685           0.5%
  90 days or more delinquent............       16,852           2.3%       16,935           2.2%       19,478           2.4%
                                          ------------  ------------  ------------  ------------  ------------  ------------
     Total delinquencies................  $    30,925           4.2%  $    32,174           4.2%  $    29,965           3.7%
                                          ============  ============  ============  ============  ============  ============

 UNITED KINGDOM                                                               AS OF
                                          ----------------------------------------------------------------------------------
                                              SEPTEMBER 30, 1997          DECEMBER 31, 1997           SEPTEMBER 30, 1998
                                          --------------------------- --------------------------- --------------------------
                                                            % of                        % of                        % of
                                          (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                           Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                          ------------  ------------  ------------  ------------  ------------  ------------
  Servicing portfolio...................  $    16,550                 $    29,352                 $    57,202
                                          ============                ============                ============
  30-59 days delinquent.................            -           0.0%  $       276           0.9%  $     1,726           3.0%
  60-89 days delinquent.................            -           0.0%          133           0.5%          719           1.3%
  90 days or more delinquent............          773           4.7%          443           1.5%        4,134           7.2%
                                          ------------  ------------  ------------  ------------  ------------  ------------
     Total delinquencies................  $       773           4.7%  $       852           2.9%  $     6,579          11.5%
                                          ============  ============  ============  ============  ============  ============

  COMBINED                                                                    AS OF
                                          ----------------------------------------------------------------------------------
                                              SEPTEMBER 30, 1997          DECEMBER 31, 1997           SEPTEMBER 30, 1998
                                          --------------------------- --------------------------- --------------------------
                                                            % of                        % of                        % of
                                          (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                           Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                          ------------  ------------  ------------  ------------  ------------  ------------

  Servicing portfolio...................  $   745,173                 $   799,085                 $   857,484
                                          ============                ============                ============
  30-59 days delinquent.................  $     8,429           1.1%  $     7,994           1.0%  $     8,528           1.0%
  60-89 days delinquent.................        5,644           0.8%        7,654           0.9%        4,404           0.5%
  90 days or more delinquent............       17,625           2.4%       17,378           2.2%       23,612           2.8%
                                          ------------  ------------  ------------  ------------  ------------  ------------
     Total delinquencies................  $    31,698           4.3%  $    33,026           4.1%  $    36,544           4.3%
                                          ============  ============  ============  ============  ============  ============
  REO (1)  .............................  $     2,652           0.4%  $     1,688           0.2%  $     1,921           0.2%
                                          ============  ============  ============  ============  ============  ============

                                                                       FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -------------------------------------------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -------------   -------------   -------------
                                                                                    (DOLLARS IN THOUSANDS)
  Average servicing portfolio balance outstanding (2)..........  $    718,708    $    854,757    $    683,861    $    840,284
  Net losses...................................................  $        531    $        273    $      1,531    $        673
  Percentage of average servicing portfolio - annualized.......          0.30%           0.13%           0.30%           0.11%


  (1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
  (2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Increased competition in the sub-prime mortgage industry has driven down the interest rates charged to sub-prime borrowers, thereby decreasing the value of such loans. Recent volatility in the capital markets has had a material adverse effect on the credit available to the sub-prime lending and investment industries. In order to generate additional cash resources for further lending and investment, and in order to meet their own debt obligations, companies in these industries have been forced to dispose of their portfolios of loans and mortgage-backed securities that were intended for longer term investment. These factors have contributed to a significant decline in the value of mortgage-backed securities and underlying loans.

     The declining value of sub-prime mortgage loans has also led warehouse lenders, who hold such loans as collateral for their lines of credit, to place margin calls (a cash demand reducing the outstanding line balance based on the current market value of the security). Consequently, this tightening of credit and lack of liquidity has forced sub-prime lenders to incur significant losses and, in some instances, to ultimately file bankruptcy.

     The Company's ability to continue to originate and purchase loans is dependent upon adequate credit facilities and upon its ability to sell loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. The current market environment described above has adversely affected the Company's ability to maintain its current sources of financing or to obtain new sources of financing. These factors have also adversely affected the Company's ability to complete securitizations on the same terms as previously experienced in recent periods. The Company's inability to complete a securitization in a calendar quarter will have a material adverse effect on the Company's results of operations for that quarter. A prolonged duration of the current market environment is likely to adversely affect the Company's ability to make or purchase loans and its ability to sell loans in the secondary market, with a consequent adverse impact on the Company's results of operations and financial condition.

     Although the Company has thus far been able to meet its margin call requirements without materially compromising its cash position, one of the Company's warehouse lenders has decided not to renew the warehouse financing facility which expired in November. The Company, however, has in place a $125 million facility and a (pound)50 million facility with another warehouse lender, both of which expire in December 1998. Although management expects that the Company will be able to maintain this warehouse financing facility, there can be no assurance that the Company will be able to do so. The Company is therefore continuing to pursue other warehouse financing facility arrangements. To the extent that the Company is not successful in maintaining or replacing the existing financing arrangements, the Company may be forced to curtail its loan production activity which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

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

     The Company generated operating cash flow of $5.8 million and $17.2 million in the quarter and nine months ended September 30, 1998, respectively, and $0.2 million and $9.9 million for the corresponding 1997 period. The following table shows the computation of operating cash flow and provides a reconciliation of operating cash flow to net cash provided by operating activities as it is included in the consolidated statements of cash flows for the periods indicated:

                                                                        FOR THE QUARTER               FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                 -----------------------------   -----------------------------
                                                                     1997            1998            1997            1998
                                                                 -------------   -----------------------------   -------------
                                                                                    (DOLLARS IN THOUSANDS)
  Net income...................................................  $      8,188    $      3,833    $     23,738    $     11,876
    Non-cash adjustments to reconcile net income to operating
   cash flow:
    Capitalized residual interests and mortgage
    Servicing rights...........................................        (6,086)         (4,539)        (16,474)        (18,242)
    Net accretion of residual interests in securities..........          (660)          2,765            (876)         13,363
    Amortization of mortgage servicing rights..................           747           1,277           2,045           3,994
    Deferred income taxes/income taxes payable.................        (2,664)          2,074             298           4,939
    Depreciation and amortization..............................           275             503             651           1,401
    Other......................................................           369            (152)            492            (162)
                                                                 -------------   -------------   -------------   -------------
  Operating cash flow..........................................  $        169    $      5,761    $      9,874    $     17,169
                                                                 =============   =============   =============   =============

  Reconciliation to consolidated statements of cash flows:
    Operating cash flow........................................  $        169    $      5,761    $      9,874    $     17,169
      Increase in loans held for sale..........................       (24,817)        (10,729)        (32,174)        (23,664)
    Changes in other assets and liabilities....................       (17,694)         (4,255)        (16,491)             62
                                                                 -------------   -------------   -------------   -------------
  Net cash used by operating activities........................   $   (42,342)   $     (9,223)   $    (38,791)   $     (6,433)
                                                                 =============   =============   =============   =============


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

     As of September 30, 1998, the Company's warehouse financing facilities consisted of three separate agreements: a $175 million facility, a $125 million facility and a (pound)50 million facility. The Company's $175 million master repurchase agreement, which was secured by loans originated or purchased by the Company and bore interest at a rate ranging from 0.25% to 0.50% over 30 day US dollar denominated London Interbank Offered Rate ("LIBOR"), expired in November 1998, and was not renewed. The Company's $125 million warehouse financing facility is secured by loans originated or purchased by the Company and currently bears interest at a rate of 0.80% over the 30 day US dollar denominated LIBOR, and expires December 1998. The Company's (pound)50 million credit facility is secured by loans originated or purchased by the Company in the United Kingdom and currently bears interest at a rate of 0.925% over 30 day sterling denominated LIBOR, and expires December 1998.

     In February 1997, the Company entered into master repurchase agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. These facilities were secured by loans originated by the Borrowers and by personal guarantees provided by stockholders of the Borrowers, bore interest at 10% per annum, and had a combined borrowing limit of $20 million. As of September 30, 1998, an aggregate of $9.7 million was outstanding on these lines. In November 1998, subsequent to receiving full repayment on the outstanding warehouse line balance, the Company terminated these arrangements with the Borrowers.

     As a part of the Company's credit card program, the Company is required to maintain a cash balance restricted for the purpose of reserving for credit losses. The Company had a cash balance of $1.1 million related to this at September 30, 1998.

     As of September 30, 1998 the Company had commitments to fund loans of $18.1 million. Historically, approximately 55% of such commitments have ultimately been funded.

     Capital expenditures totaled $0.3 million and $3.3 million for the quarter and nine months ended September 30, 1998, respectively, as compared to $3.9 million and $6.1 million for the corresponding periods in 1997. In the first quarter of 1998, the Company's new telemarketing center was opened in a 40,000 square foot office building in Irvine, California which the Company purchased in July 1997.


YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware, as well as its software, that are date sensitive may recognize a date using the two digits "00" as the year 1900 rather than the year 2000. Failure to correct the Year 2000 problem could result in miscalculation of data, causing a disruption of operations including, among other things, an inability to process transactions or engage in normal business. Such failure could materially and adversely affect the Company's results of operations and financial condition.

     The Company has implemented a formal five-step plan in order to address the Year 2000 issue: (1) Awareness, (2) Inventory, (3) Assessment, (4) Renovation, and (5) Testing and Implementation. The plan addresses hardware and software purchased or leased from outside vendors, in-house developed software, telecommunication equipment and facilities. The first three steps of the plan have been completed and, thus far, the Company has been required to replace or renovate only a small amount of older computer equipment to comply with the Year 2000 issue. The Company expects to complete the last two steps of the plan by the second quarter of 1999. Because the majority of the Company's computer software and hardware has been purchased or developed recently and was designed to be Year 2000 compliant, the Company does not expect its costs to be material in addressing the Year 2000 issue.

     The Company has initiated formal communications with its significant outside vendors to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly address their own Year 2000 issue. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner. Currently, the Company does not have a formal contingency plan in place, but is in the process of completing a plan.

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

     In September 1998, the Company was informed by the United States Department of Justice that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The investigation seeks to determine whether the Company has engaged in any violation of fair housing, fair lending, or any other consumer protection laws. The investigation is in its very early stages, and negotiations are currently underway to determine the scope of the inquiry.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk. The suit seeks to enjoin the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The Attorney General seeks injunctive relief and also seeks restitution for all consumers, civil penalties, and the costs of investigating and prosecuting the action, including attorneys' fees.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including 18 lawsuits alleging misleading lending practices, some of which have been filed either as a class action or under private attorney general statutes. In one of these cases there is a motion pending filed by the American Association of Retired Persons to join as a party plaintiff and to amend the complaint seeking damages including revocation of business licenses and disgorgement of profits.


ITEM 2.  CHANGES IN SECURITIES

     In July, the Company announced that Brian Chisick, Chairman and Chief Executive Officer, converted all of his Class B Common Stock to which four votes per share applies in matters requiring a stockholder vote, into Class A Common Stock, which carries one vote per share.


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

     Not Applicable.


ITEM 5.  OTHER INFORMATION

     Effective June 30, 1998 Edwin Summers resigned as Vice President, General Counsel and Corporate Secretary of the Company.

     Effective June 30, 1998 the Company appointed Richard Taylor as General Counsel and Corporate Secretary of the Company.

     Effective July 20, 1998 the Company appointed Francisco Nebot as Executive Vice President and Chief Financial Officer of the Company.

     Effective August 4, 1998 George Gibbs, Jr. resigned as a member of the Board of Directors of the Company.

     Effective October 26, 1998 the Company appointed Wendy Rianda as Vice President and General Counsel of the Company.

     Effective October 26, 1998 Richard Taylor resigned as General Counsel and Corporate Secretary of the Company.

     Effective October 26, 1998 the Company appointed Susan Linder as Corporate Secretary of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits


EXHIBIT
  NO.                      DESCRIPTION OF EXHIBIT
  ---                      ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File
        No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended
        December 31, 1996,  Commission  File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2 Form of Pooling and Servicing Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3    Corporate  Headquarters Lease  (Incorporated by reference to Exhibit
        10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File
        No. 333-3633)
10.5    Mason  Employment  Agreement  (Incorporated  by reference to Exhibit
        10.5 to the Company's Registration Statement on Form S1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.9    Chisick Employment Agreement  (Incorporated by reference to Exhibit
        10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)

10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to
        Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to
        Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company. (Incorporated by reference to Exhibit 10.18 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1998, Commission
        File No. 0-28706)
27      Financial Data Schedule *
-----------------
* Filed herewith.


        (b)    Reports on Form 8-K:
               None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:     November 16, 1998                      /s/  BRIAN CHISICK
     -------------------------------       -------------------------------------
                                                      Brian Chisick
                                           President and Chief Executive Officer




Date:     November 16, 1998                      /s/  FRANCISCO NEBOT
     -------------------------------       -------------------------------------
                                                      Francisco Nebot
                                                  Executive Vice President
                                                  Chief Financial Officer