Form 10-K
period 1998-12-31
FIRST ALLIANCE CORP /DE/
filed 1999-03-15
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
              For the fiscal year ended December 31, 1998
                                   OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
              For the transition period from_________ to _________

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

        Registrant's telephone number, including area code (949) 224-8500

        Securities registered pursuant to Section 12(b) of the Act: None

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
 Class A Common Stock, par value $0.01       NASDAQ National Market System

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     As of February 1, 1999, the aggregate market value of voting stock held by nonaffiliates of registrant was approximately $18.8 million.

     As of February 1, 1999, the issuer had outstanding, net of treasury shares, 18,139,488 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to First Alliance Corporation's proxy statement which will be filed with the Commission not more than 120 days after December 31, 1998.
================================================================================

                                     PART I


ITEM 1.  BUSINESS

GENERAL

    First Alliance Corporation ("FACO"), together with its subsidiaries (the "Company"), is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company through its retail branch offices primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. Typically, the Company's borrowers are individuals who do not qualify for conventional loans because of impaired or unsubstantiated credit characteristics and/or unverifiable income, and whose borrowing needs are not met by conventional lending institutions. Other borrowers include individuals who may qualify for a conventional loan but find the Company's loans attractive due to the Company's personalized service and rapid funding capability. The Company either securitizes the loans in a trust or sells them to wholesale purchasers. Loans sold to wholesale purchasers are sold on a servicing released basis. The Company currently services 10,853 loans, representing a balance of approximately $866 million. Of such balance, 43% represent loans secured by California properties. A significant portion of the mortgages are securitized with the Company retaining the right to service the loans. The Company is currently licensed to engage in the mortgage finance business in 18 states, the District of Columbia and the United Kingdom.

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

    Prior to 1994, all of the Company's operations were conducted from retail branch offices located in California. Since 1994, the business strategy of the Company has been to expand its retail branch office operations to states other than California in order to maximize opportunities that exist in new markets. Currently, the Company has 32 retail branch offices in the United States, and has identified additional locations in the Company's current markets in which it may open new retail branch offices in the future.

    The Company is primarily a retail originator of loans, with 86% of its loan volume in 1998 coming from its retail branch operations. Besides a strong emphasis placed on its marketing and sales efforts, the Company provides a high degree of personalized service and timely response to loan applications. Historically, the Company's customers have been willing to pay the Company's loan origination fees and interest rates which are typically higher than those charged by conventional lending institutions.

    The Company has maintained conservative underwriting guidelines when originating and purchasing loans. The predominant portion of the Company's loans originations carry relatively low loan-to-value ("LTV") ratios, which mitigates the credit risk associated with such obligations. In conjunction with the Company's disciplined collection and foreclosure practices, this approach has allowed the Company to maintain low delinquency and loan losses relative to others in the industry. In addition, the Company originates loans with higher levels of credit risk to earn origination fees, however, it generally sells such loans on a servicing released basis to companies with higher LTV risk tolerance.


RECENT DEVELOPMENTS

    In April 1998, the Company discontinued its high LTV loan origination program because adverse changes in the secondary market for these loans significantly reduced the profitability of this program. Since the inception of the program in July 1997, less than $4.0 million of high LTV loans were originated by the Company.

    In June 1998, the Company discontinued its low LTV loan purchase program. The Company's decision to discontinue this program is attributable to lower than expected results in marketing, including lower than expected additional borrowings by homeowners with low LTV loans. Purchases related to this program totaled $24.5 million and $61.5 million in 1998 and 1997, respectively.

    During the fourth quarter of 1998, the Company's $175 million, $125 million, and (pound)50 million warehouse financing facilities expired and were not renewed. In December 1998, the Company entered into a $150 million warehouse financing facility and a secured term loan facility of approximately $66 million. As partial consideration for the $150 million warehouse financing facility, the Company agreed to grant the warehouse lender stock warrants. These stock warrants give the lender the option to purchase one percent (1%) of the Company's then outstanding Common Stock on a diluted basis, and become effective in February 1999. The $66 million secured term loan facility was entered into with a Company owned by the majority stockholders of FACO, Brian and Sarah Chisick. This facility matures as the underlying United Kingdom pledged mortgages are liquidated.

    In December 1998, the Company discontinued both loan originations in the United Kingdom and also the marketing efforts with regard to its real estate secured credit card program. The discontinuation of such programs was primarily due to results that were lower than initially anticipated. The Company will continue to service the existing United Kingdom loans of approximately (pound)38 million and credit card accounts of approximately $26 million. The Company currently intends to hold the United Kingdom loans to maturity, and therefore has reclassified such from loans held for sale to loans receivable held for investment. The Company does not believe that the discontinuation of these programs will have a material effect on the Company's financial condition, result of operations or cash flows.


    RETAIL BRANCH EXPANSION

    As part of its continuing retail branch network expansion, the Company opened 6 branch offices in 4 states during 1998. The Company opened seven branch offices in both 1997 and 1996.


MARKETING AND SALES

    MARKETING

    The Company's marketing efforts are designed to identify individuals who, based on the Company's historic customer profiles, display a statistical likelihood for becoming a consumer of the Company's products and services and, at the same time, satisfy the Company's underwriting guidelines. The Company believes its focused marketing approach results in a lower overall marketing cost per funded loan as compared to a broad indiscriminate marketing approach aimed at a wide range of homeowners.

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


    MAILING CAMPAIGNS AND TELEMARKETING

    The Company's mailing and telemarketing campaigns focus on Homeowners in the communities surrounding its 32 retail branch offices. These campaigns focus on the multiple benefits of the Company's services and loan products. The Company distributes over 1.7 million pieces of mail monthly. All of the Company's mailing campaigns originate from its mail processing center in Irvine, California. The Company's mailing campaigns result in over 4,000 inbound loan inquiry calls from Homeowners monthly. The Company continually monitors the effectiveness of each of its mailing and telemarketing campaigns and continues, modifies or discontinues a particular campaign based on the results of such monitoring.

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

    The property is appraised typically within two days of the initial telemarketing contact. This appraisal, which provides a valuable marketing opportunity, is the applicant's first face-to-face contact with the Company's representatives. The appraiser's responsibilities are to perform a complete technical appraisal of the subject property and schedule an appointment with a loan officer (a "Sales Appointment").

    Senior appraisers at the Company's headquarters perform a desk review of the property appraisal on the following loan applications: (i) all properties with a market value above $250,000 or less than $100,000, (ii) all loan applications with a combined LTV equal to or greater than 68%, (iii) all loan applications prepared by a new retail branch office for the first 90 days of its existence,
(iv) all income properties, and (v) approximately 10% of the loan applications not otherwise reviewed.

    Unlike many of its competitors in the United States, the Company does not use independent fee-based appraisers. Instead, the company recruits, hires and trains its own field and desk appraisers. In connection with each securitization of the Company's loans, independent appraisers have conducted appraisals on a randomly selected sample of the subject properties that are the collateral for the securitized loans. The valuations of the sample properties determined by the Company's appraisers have, on average, been 2.75% more conservative than the valuations determined by such independent appraisers.

    The Company hires certified or licensed appraisers in those states which require such designations. Individual retail branch office appraisers are rated and compensated based on the ongoing quality of appraisals performed and the number of Sales Appointments set. The Company monitors the performance of its appraisers on a weekly and monthly basis.


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

    The loan officer utilizes a loan origination software system developed by the Company to preliminarily determine an applicant's qualification for the various products offered by the Company. The loan origination software system incorporates the Company's underwriting guidelines with respect to collateral, credit quality, character, and capacity to repay. The retail branch loan officer or branch manager will run a credit report for each applicant. The Company utilizes a mortgage rating and/or credit score ("FICO Score") derived from a credit scoring model developed by an independent third party. Based upon such factors, an applicant is preliminarily designated as an "A," "B," "C" or "D" risk. This designation is reviewed by the Company's centralized quality control and underwriting department before final approval.

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


LOAN ORIGINATION AND ACQUISITION THROUGH THIRD PARTY ORIGINATORS

    The Company has historically augmented its loan production by purchasing loans from other affiliated and unaffiliated originators. The Company and these originators have entered into mortgage loan purchase agreements which require specified minimum levels of experience in origination of non-conforming mortgage loans and provide representations, warranties and buy-back provisions which are substantially similar to the representations and warranties required of the Company for the securitization of its own loan originations.


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

    The decision of the loan committee to approve, decline or modify a loan is based upon a number of factors, including the appraised value of the property, the applicant's credit quality and the Company's perception of the applicant's ability to repay the loan. With respect to the value of the collateral, loans secured by first mortgages are generally limited to a maximum 75% combined LTV; however, the Company will originate loans with a combined LTV of up to 90% for loans expected to be sold on a whole loan basis. Loans secured by second mortgages are limited to a maximum 75% combined LTV. The Company has established classifications with respect to the credit profiles of loans and subject properties based on certain of the applicant's characteristics. Each loan application is placed into one of the Company's four ratings ("A" through "D," with subratings within those categories), depending upon the following primary factors: (i) an applicant's mortgage rating, (ii) an applicant's FICO Score, and
(iii) combined LTVs. Terms of loans made by the Company vary depending upon the classification of the application, the debt to income ratio and other factors. Applications with lower classifications generally are subject to higher interest rates due to the increased risk inherent in the loan. The table below indicates the minimum credit ratings and maximum LTV by credit risk:


                                                         "A/A-"      "B/B-"      "C/C-"        "D"
                                                        ---------   ---------   ---------   ---------
         Minimum Mortgage Rating (1)                    2 x 30      2 x 30      12 x 30     12 x 30
                                                        0 x 60      1 x 60      12 x 60     12 x 60
                                                             -           -      12 x 90     12 x 90
                                                             -           -      1 x 120     2 x 120
                                                             -           -                  1 x 150
         Minimum FICO Score..............                  650         575          500           0
         Maximum LTV.....................                   80%         75%          70%         65%


    (1) The mortgage rating is comprised of two components. The first component represents the number of times the borrower has been delinquent, whereas the second component represents the number of days delinquent. For example, 2 x 30 represents a borrower who has been 30 days delinquent twice.

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

    The following table reflects the risk classifications of the Company's loan originations and purchases in 1998:



                                                   TOTAL                       WEIGHTED
                                                (DOLLARS IN     % OF        AVERAGE INITIAL
          LOAN CLASSIFICATION                    THOUSANDS)     TOTAL        INTEREST RATE
------------------------------------            -----------    -------      ---------------
"A" Risk............................               204,060       38.2               9.02
"B" Risk............................               204,821       38.4               9.39
"C" Risk............................               117,455       22.0               9.71
"D" Risk............................                 7,257        1.4              10.78
                                                -----------    -------      ---------------
   Total............................               533,593      100.0               9.34
                                                ===========    =======      ===============

LOAN ORIGINATIONS AND PURCHASES

    The following table presents selected information relating to the origination and purchase of loans by the Company for the years ended December 31:


                                                       1996           1997          1998
                                                      ------         ------        ------
    Type of property securing loan:
        Single-family...........................         95%            91%           89%
        Multi-family and other..................          5              9            11%
                                                      ======         ======        ======
                                                        100%           100%          100%
                                                      ======         ======        ======
    Type of mortgage securing loan:
        First lien..............................         99%            99%           99%
        Junior lien.............................          1              1             1%
                                                      ======         ======        ======
    Total.......................................        100%           100%          100%
                                                      ======         ======        ======

    Weighted average interest rate..............        9.6%           9.5%          9.3%
    Weighted average initial combined LTV (1) ..       62.2%          62.5%         65.3%


(1) The LTV of a loan secured by a senior mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The combined LTV of a loan secured by any junior mortgage is determined by taking the sum of the loan secured by such mortgage and any senior mortgages and dividing by the appraised value of the mortgaged property at origination.


LOAN SALES

    SECURITIZATION

    In a securitization, the Company exchanges loans for regular interest certificates and residual interest certificates in a trust. The regular interest certificates are immediately sold by the Company to the public for cash. As the holder of the residual interest certificates, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between
(a) the principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interest certificates, (ii) trustee fees and master servicer fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

    The Company arranges for credit enhancement to achieve an improved credit rating on the regular interest certificates issued. This credit enhancement generally takes the form of an insurance policy, issued by a monoline insurance company, ensuring the holders of the regular interest certificates of timely payment of scheduled principal and ultimate payment of scheduled interest at the pass-through rate. In addition, the securitization trust structure typically includes overcollateralization as an additional means of credit enhancement. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated loan losses. Overcollateralization requirements may include an initial deposit, the sale of loans at less than par or retention in the securitization trust of collections from the pool until a specified overcollateralization amount has been attained. This retention of excess cash flow creates a faster amortization of the scheduled balance of the regular interest certificates than the amortization of the principal balance of the mortgage loans in the securitization pool. Losses resulting from defaults by borrowers on a payment of principal or interest on the loans in the securitized pool will reduce the overcollateralization to the extent that funds are available and may result in a reduction in the value of the residual interest certificates held by the Company. If payment defaults exceed the amount of overcollateralization and excess cash flows, the insurance policy will pay any further losses experienced by holders of the regular interest certificates in the related securitization trust.

    Generally, the Company sells loans to a securitization trust at face value, except when it sells loans at less than par for overcollateralization purposes. Loans are sold without recourse except for certain representations and warranties provided by the Company. Under the terms of the pooling and servicing agreements entered into in connection with a securitization, the Company may be required either to repurchase or to replace loans that do not conform to such representations and warranties. To date, the Company has not been required to substitute or repurchase any such loans.

    The Company retains the right to service loans it securitizes. In addition to management servicing fees, the Company also receives prepayment penalties and other ancillary servicing fees on securitized loans.

    Gains on servicing retained-sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized, the residual interests, and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities, which are recorded at fair value. The difference between fair value of residual interest certificates and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue.


    WHOLE LOAN SALES

    Certain loans originated by the Company are not chosen for inclusion in a securitization. These loans may include loans with higher combined LTVs and/or loans that have higher credit risk. The Company will originate these loans to earn the origination fees and will then sell such loans to wholesale purchasers on a servicing released basis to avoid the credit risks related to such loans. The Company anticipates that it will continue to sell certain loans on a whole loan basis.


INTEREST RATE RISK MANAGEMENT

    The Company's profitability is in part determined by the difference, or "spread," between the effective rate of interest receivable on the loans originated or purchased by the Company and the pass-through interest rates payable to regular interest certificates issued in securitizations. Between the time a loan commitment is made or a loan is purchased and the time such loan is sold or securitized, the spread can be adversely affected by increases in the interest rate demanded by purchasers or investors in the Company's securitizations.

    The Company has implemented a hedging program designed to provide a level of protection against the impact of rapid changes in interest rates on the value of domestic fixed rate loans from the time the Company commits to fund or purchase such loans to the date of their securitization or sale. The Company does not hedge the interest rate risk associated with holding adjustable rate mortgages pending their securitization or sale due to the decreased significance of such risk as the pass-through rates for regular interest certificates related to the Company's adjustable rate mortgage pools are also adjustable.

    The Company's hedging program, which was initiated in 1994, has been limited to selling short or forward sales of United States Treasury securities and prefunding loan originations in its securitizations. United States Treasury securities are utilized by the Company due to the liquidity of the market for such securities and the high degree of correlation between such securities and the pass-through interest rates for regular interest certificates in the Company's fixed rate mortgage pools. Prefunding allows the Company to fix the relationship between the interest rates charged on the loans and the pass-through rates for the regular interest certificates by permitting the Company to deliver loans to a securitization trust after the date of its closing.

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

    The Company's hedging program, which was initiated in 1994, has been limited to selling short or forward sales of United States Treasury securities and prefunding loan originations in its securitizations. United States Treasury securities are utilized by the Company due to the liquidity of the market for such securities and the high degree of correlation between such securities and the pass-through interest rates for regular interest certificates in the Company's fixed rate mortgage pools. Prefunding allows the Company to fix the relationship between the interest rates charged on the loans and the pass-through rates for the regular interest certificates by permitting the Company to deliver loans to a securitization trust after the date of its closing. See Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," under the effects of recent accounting pronouncements section.


FOREIGN CURRENCY RISK

    In December 1998, the Company entered into an approximately $66 million secured term loan facility in order to provide long-term financing for its United Kingdom subsidiary. The underlying collateral for the facility represents United Kingdom mortgage loans. Consequently, the Company bears a foreign currency risk between the assets held by the United Kingdom subsidiary and the obligation of debt. The Company is currently in the process of evaluating the possibilities of entering into a foreign currency hedge to protect itself from foreign currency fluctuations.


SERVICING

    The Company retains the right to service the loans on behalf of the different trusts established at the time of securitization. Loan servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the certificates issued by the trusts, advancing delinquent payments, and other advances as needed to protect the certificate holders, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. The Company's servicing portfolio included 10,853 loans with an outstanding balance of $866 million as of December 31, 1998. Approximately $64 million of the outstanding balance of $866 million represented United Kingdom loans. The Company receives management servicing fees ranging from 0.5% to 2.0% per annum for fixed rate loans and 0.5% to 1.0% per annum for adjustable rate loans, based upon the outstanding principal balance of loans serviced. The Company currently services only Company originated or purchased loans.

    The Company has a computer-based loan servicing system that enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans as well as loans denominated in dollars or pounds sterling, provides the Company with, among other things, payment-processing, cashiering, collection and reporting functions.

    The Company believes its disciplined collection practices contribute to the relatively low delinquency and loss rates on its servicing portfolio. The following table illustrates the timeline of the Company's collection practices, assuming (i) the loan is originated in California, and (ii) a ten-day grace period applies by contract or under applicable law:



               TIME (1)                                       EVENT
     ------------------------------             --------------------------------

     1st day of the month..........             Borrower loan payment due.

     11th day of the month.........             Payment not received is late.

     12th day of the month.........             Notice of past due payment
                                                mailed to borrower.

     20th day of the month.........             Notice of foreclosure mailed
                                                to borrower.

     26th day of the month.........             Final notice mailed to borrower.

     42 days after due date........             File forwarded to foreclosure
                                                department which records notice
                                                of default after 45th day of
                                                delinquency.

     After notice of default or
     similar notice is recorded....             Borrower informed of status and
                                                Company's reinstatement period
                                                dates.

     During the reinstatement
     period........................             Pre-foreclosure property
                                                inspection and valuation
                                                performed.

     End of the reinstatement
     period........................             Notice of trustee's sale
                                                recorded and trustee's sale date
                                                scheduled. Property sold to
                                                third party or acquired on
                                                behalf of the Company or a
                                                securitization trust.

    (1) In other states and the United Kingdom, the Company's collection procedures described above may occur sooner or later depending upon applicable foreclosure regulations.

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


CURRENT MARKETS AND EXPANSION PLANS

    CURRENT MARKETS

    The Company originates loans through 32 retail branch offices located throughout the United States. The Company believes that originating loans through an extensive retail branch office network not only results in the most profitable loan origination strategy due to the significant level of loan origination fees earned by the Company, but also results in low delinquencies and losses due to the Company's conservative underwriting criteria.

    Although the Company is licensed to originate loans in 18 states, the District of Columbia and the United Kingdom, its business has historically been concentrated in California. While this concentration has declined, California remains a significant part of the Company's business and contributed 26% of the Company's total loan originations and purchases for 1998. Expansion outside California began in late 1994. The number of retail branch offices within California has declined from a historical high of eleven in 1992 to eight as of December 31, 1998.

    The following table shows the geographic distribution of the Company's loan originations and purchases for the years ended December 31:

                                        1996          1997          1998
                                       ------        ------        ------
    United States:
        California..............          38%           21%           26%
        New York................           3            13            10
        Illinois................          14            11             8
        New Jersey..............           3             9            12
        Washington..............          11             7             4
        Oregon..................           6             5             4
        Florida.................           7             4             2
        Colorado................           4             4             3
        Others states...........          13            20            23
    United Kingdom..............           1             6             8
                                       ======        ======        ======
          Total.................         100%          100%          100%
                                       ======        ======        ======


    NATIONAL GEOGRAPHIC EXPANSION

    The Company intends to continue to expand its existing retail branch office network. The Company's expansion strategy involves (i) identifying areas with demographic statistics comparable to existing markets in which the Company has been successful in originating loans, (ii) understanding each new market's regulatory requirements and tailoring the Company's loan programs and practices to comply with such requirements, and (iii) identifying and training branch managers and loan officers for each new retail branch office.

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

    The Company's retail branch office expansion strategy is dependent upon the Company's ability to obtain new and renew state lending licenses.


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

    The Company believes that its 1998 record has proven that it is able to compete on the basis of providing prompt and responsive service, consistent underwriting and competitive loan programs to borrowers whose needs are not met by conventional lending institutions.


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


    TRUTH IN LENDING

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

    In September 1994, the Riegle Act was enacted. Among other things, the Riegle Act makes certain amendments to TILA (the "TILA Amendments"). The TILA Amendments generally apply to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total loan origination fees and other fees upon origination in excess of the greater of eight percent of the total loan amount or a certain dollar amount (currently $435) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. Treasury securities ("Covered Loans"). The Company estimates that substantially all of the loans currently originated and a portion of the loans purchased by the Company are Covered Loans.

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

    The TILA Amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a monthly debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender or an affiliate of such lender. The Company reported $4.3 million, $3.5 million and $4.0 million in prepayment fee revenue in fiscal year 1998, 1997 and 1996, respectively. The Company will continue to collect prepayment fees on loans originated prior to the October 1995 effectiveness of the TILA Amendments and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Compliance with the TILA Amendments may cause the level of prepayment fee revenue to decline in future years. The TILA Amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.


    OTHER LENDING LAWS

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


    INSURANCE REGULATORY LAWS

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


    UNITED KINGDOM REGULATIONS

    The Company's mortgage business in the United Kingdom is subject to regulations promulgated under the United Kingdom Consumer Credit Act of 1974 (the "CCA") with respect to loans made to individuals or partnerships with principal balances of (pound)15,000 or less. Loans with principal balances in excess of (pound)15,000 are not currently regulated within the United Kingdom. The CCA and regulations promulgated thereunder, among other things, impose licensing obligations on the Company's United Kingdom subsidiaries, set down certain requirements relating to the form, content, legibility, execution and delivery of loan documents, restrict communication with the borrower prior to completion of a transaction, require information and notice of enforcement to be given to the borrower, require rebates to the borrower on early settlement and create a cause of action for "extortionate credit bargains." A license is required to service loans in the United Kingdom irrespective of the size of the loan. Failure to comply with the requirements of these rules and regulations can result in the revocation or suspension of the license to do business and render the mortgage unenforceable in the absence of a court order. The Company's operations in the United Kingdom involve loans with principal balances in excess of (pound)15,000 and are therefore largely unregulated.

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


EMPLOYEES

    As of December 31, 1998 the Company had a total of 445 employees. The Company has 148 employees working at its corporate headquarters. None of the Company employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located at 17305 Von Karman Avenue, Irvine, California 92614-6203, where the Company leases from a partnership beneficially owned by Brian and Sarah Chisick approximately 40,000 square feet of office space. The lease expires on January 31, 2003, and the Company has an option to renew the lease for five years. The Company also leases office space for its 32 retail branch offices. The average size of these retail branch offices is approximately 2,400 square feet, with an annual average base rent of approximately $40,000. In 1997 the Company purchased an office building in Irvine, California, with approximately 40,000 square feet of office space, for use as a telemarketing center and a mail processing center. The Company believes its facilities are both suitable and adequate for the current business activities conducted at its corporate headquarters and at its existing retail branch offices.


ITEM 3.  LEGAL PROCEEDINGS

    In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Class A Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against the purchasers of the stock during the class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects for the future. The plaintiffs in this class action suit are seeking an unspecified amount for damages. The Company is currently in discovery.

    In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company.

    In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk. The suit seeks to enjoin the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The Attorney General seeks injunctive relief and also seeks restitution for all consumers, civil penalties, and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth.

    In November 1998, the Attorney General of Minnesota filed an action on behalf of the State against the Company in Ramsey County District Court. The suit alleges violations of Minnesota Uniform Deceptive Trade Practices Act, the Consumer Fraud Act, Truth in Lending Act and related federal regulations. The Attorney General seeks injunctive relief, restitution, civil penalties, attorneys' fees and costs. A decision on a preliminary injunction limiting the Company's lending activities in the State is currently pending.

    In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company has filed a motion to dismiss, which should be heard sometime in April 1999.

    In December 1998, the American Association of Retired Persons (AARP) filed an action against the Company and against Brian and Sarah Chisick in the Santa Clara County Superior Court. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. A motion to strike the allegation of the complaint has been filed.

    The Company is also a party to various legal proceedings arising out of the ordinary course of its business including 17 lawsuits alleging misleading lending practices, some of which have been filed either as a class action or under private attorney general statutes.

    Given the preliminary state of the above legal proceedings, the Company is currently unable to determine the probability or reasonably estimate any potential loss, if any, related to the ultimate outcome of the cases.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In July 1996, the Company's Class A Common Stock began trading under the symbol FACO on the NASDAQ National Market. The following table sets forth the range of high and low closing sale prices of the Company's Class A Common Stock for the periods indicated:


                                                       High       Low
                                                     --------   --------
    1996
     Third Quarter (from July 31, 1996).......        16 5/6     12 7/12
      Fourth Quarter..........................        20 1/3     14 2/3

    1997
     First Quarter............................        20 1/6      15
     Second Quarter...........................        19 1/2      12 1/6
     Third Quarter............................        21 11/12    18 1/6
      Fourth Quarter..........................        23 43/64    15 1/2

    1998
      First Quarter...........................        18 1/2      12 7/8
      Second Quarter..........................        17 3/8       7
      Third Quarter...........................        10 3/8       6
      Fourth Quarter..........................         6 1/4       2 3/8


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

    In July 1998, the Company announced that its majority stockholders, Brian and Sarah Chisick, converted all of their Class B Common Stock, to which four votes per share applies in matters requiring a stockholder vote, into Class A Common Stock, which carries one vote per share.

    On February 1, 1999, the Company had approximately 12 stockholders of record of its Class A Common Stock. The Company believes its Class A Common Stock is beneficially held by more than 1,900 stockholders.


ITEM 6.  SELECTED FINANCIAL DATA

                           FIRST ALLIANCE CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                1994 (1)        1995        1996 (2)        1997         1998
                                                               ----------    ----------    ----------    ----------   ----------
                                                                                   (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Gain (loss) on sale of loans............................... $  (1,547)    $   8,982     $  10,965     $  22,644    $  10,699
   Origination fees and other.................................    29,449        26,484        37,206        44,034       44,252
   Servicing and other fees revenue...........................     9,106         8,614         8,854         7,544        3,930
   Interest revenue...........................................     8,650        14,624        13,562        21,397       21,754
   Total revenue..............................................    45,802        58,880        70,871        95,649       83,808
   Interest expense...........................................     3,744         4,167         2,655         3,164        8,382
   Non-interest expense (3)...................................    26,824        23,693        29,977        39,840       52,473
   Income before income tax provision.........................    15,234        31,020        38,239        52,645       22,953
   Net income.................................................    14,871        30,542        32,139        32,772       14,216
   Basic net income per share.................................      0.93          1.91          1.72          1.50         0.73
   Diluted net income per share...............................      0.93          1.91          1.72          1.49         0.73
   Pro forma net income (4)...................................     8,988        18,302        22,561
   Pro forma diluted net income per share (4)..... ...........      0.41          0.83          1.02
   Income before income tax provision as a % of revenue.......      33.3%         52.7%         54.0%         55.0%          27%
   Dividends declared (5) .................................... $  17,341     $  12,205     $  60,080
STATEMENT OF FINANCIAL CONDITION DATA:
   Cash and cash equivalents ................................. $   5,298     $   4,019     $  27,414     $  14,032    $  18,052
   Loans held for sale .......................................    18,676        24,744        11,023        54,872       24,421
   Loans receivable held for investment (6)...................     2,521         2,261         2,432         2,082       57,667
   Residual interests.........................................    11,645        19,705        29,253        50,238       48,720
   Total assets...............................................    48,266        66,911        87,457       158,147      177,603
   Total borrowings...........................................    14,839        19,356           131        57,767       88,818
   Stockholders' equity ......................................    23,984        42,321        77,978        91,277       74,587
OTHER DATA:
   Loan originations and purchases:
     Retail originations...................................... $ 221,839    $  216,566     $ 291,807     $ 398,359    $ 458,788
     Wholesale purchases......................................    91,826        24,078        32,681       130,151       74,805
                                                               ----------    ----------    ----------    ----------   ----------
         Total ............................................... $ 313,665    $  240,644     $ 324,488     $ 528,510    $ 533,593
                                                               ==========   ===========    ==========    ==========   ==========
   Average retail origination loan size....................... $      66    $       69     $      83     $      88    $      94
   Number of retail branches..................................        13            17            23            33           32
   Weighted average interest rate on loan originations               8.7%         10.3%          9.6%          9.5%         9.3%
    and purchases.............................................
   Weighted average initial combined loan-to-value ratio......      56.2%         59.3%         62.2%         62.5%        65.3%
   Loan sales:
    Securitizations........................................... $ 350,331    $  167,974     $ 267,661     $ 339,005    $ 430,003
    Whole loan sales..........................................    22,857        65,251        71,864       144,633      154,111
                                                               ----------    ----------    ----------    ----------   ----------
        Total ................................................ $ 373,188    $  233,225     $ 339,525     $ 483,638    $ 584,114
                                                               ==========   ===========    ==========    ==========   ==========
   Servicing portfolio ....................................... $ 555,685    $  613,791     $ 641,191     $ 799,085    $ 865,663
    Total delinquencies as a % of the servicing portfolio.....       4.3%          5.8%          5.5%          4.1%         4.8%
    Real estate owned as a % of the servicing portfolio.......       0.6%          1.3%          0.6%          0.2%         0.2%
   Losses on real estate owned as a % of the average
     servicing portfolio during the period....................      0.01%         0.03%         0.35%         0.24%        0.12%


(1) The Company typically securitizes or sells most of its loan originations and purchases within each year. At the end of 1993, the Company had $74 million of loans held for sale resulting in increased assets and increased borrowings on the warehouse financing facilities. These loans were sold in 1994 resulting in an increase in the ratio of loan sales to loan originations and purchases in 1994 as compared to other years.
(2) During 1996, the Company completed the IPO whereby 6,037,500 shares of Class A Common Stock were issued and the Company changed its tax status from that of an S corporation to that of a C corporation. The Company received $63 million of net proceeds from the IPO, of which $45 million was used to pay the S distribution notes.
(3) During 1994, the Company incurred legal expenses and settlement costs of $7 million related to litigation initiated in December 1989.
(4) Pro forma amounts reflect adjustments for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. The Company ceased to be an S corporation concurrent with the IPO in July 1996.
(5) Included in dividends in 1996 is $45 million of S distribution dividends made in the form of the S distribution notes. Historical dividends include dividends used by the stockholders to pay income taxes on the Company's S corporation earnings and are not indicative of the Company's present dividend policy.
(6) During 1998, the Company discontinued its United Kingdom loan originations. Accordingly, the Company has reclassified approximately $57 million of such loans from loans held for sale to loans receivable held for investment at December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of 32 offices in the United States (eight of which are located in California, four of which are located in New York, three of which are located in Ohio, two of which are located in each of Illinois, Maryland, New Jersey and Pennsylvania, and one of which is located in each of Arizona, Colorado, Florida, Georgia, Minnesota, Oregon, Utah, Virginia and Washington). In addition, the Company purchases loans from qualified mortgage originators. The Company either securitizes the loans in a trust or sells the loans to wholesale purchasers. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

    In October 1997, the Board of Directors authorized a three-for-two split of its common stock to be effected in the form of a stock dividend. The stock dividend was distributed on October 31, 1997. All share and per share information have been restated to reflect the stock dividend.

    During the third quarter of 1996, FACO completed an initial public offering (the "IPO") whereby 6,037,500 shares of its Class A Common Stock were sold to the public. Concurrently, 16,125,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of FAMCO as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. By July 1998, all issued and outstanding Class B Common Stock of FACO was converted on a one for one basis to Class A Common Stock. The consolidated financial condition and results of operations of the Company for periods prior to the date of the reorganization and IPO substantially consist of those of FAMCO.

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

    Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized, the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities, which are recorded at fair value. The difference between the fair value of residual interest certificates and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue.

    In a securitization, the Company exchanges loans for regular interest certificates and a residual interest certificates in a trust. The regular interest certificates are immediately sold by the Company to the public for cash. As the holder of the residual interest certificates, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interest certificates, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

    The Company records residual interest certificates at fair value. As such, the carrying value of these securities is impacted by changes in market interest rates and prepayment and loss experiences of these and similar securities. The Company determines the fair value of the residual interest certificates utilizing prepayment, credit loss and other assumptions appropriate for each particular securitization consistent with those an unrelated third party would utilize to value such securities. To the Company's knowledge, there is no active market for the sale of these residual interest certificates. The range of values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is inherently subjective. Prepayments are expressed through a market convention known as an annual constant prepayment rate ("CPR"). See Note 1 of the audited financial statements for the residual interest assumptions utilized by the Company during 1998 and 1997.

    As of December 31, 1998, the Company's investments in residual interests totaled $48.7 million.

    To determine the fair value of mortgage servicing rights, the Company computes the present value of projected net cash flows expected to be received over the life of the loans. Such projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis by loan type. The Company has generally found that non-conforming borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating impairment. As of December 31, 1998, mortgage servicing rights totaled $10.0 million.

    The three primary components of the Company's revenue are loan origination and sale, loan servicing and other fees and interest and other income.

    Loan origination and sale revenue consists of gain on sale of loans and the recognition of net deferred origination fees. A significant portion of loan origination and sale revenue is the recognition upon sale of net deferred origination fees, which equaled $44.3 million, or 81% of loan origination and sale revenue, during 1998.

    Loan servicing and other fees represent management servicing fees and other ancillary fees, including prepayment penalties, received from servicing loans. Mortgage servicing rights are amortized against loan servicing and other fee revenue over the period of estimated net future servicing fee income.

    Interest and other income is primarily comprised of three components: (i) interest on loans held for sale during the warehousing period and loans receivable held for investment, (ii) interest on residual interests, and (iii) income derived from the Company's credit card operations.


LOAN ORIGINATION AND PURCHASES

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                   1996          1997          1998
                                                                                ----------    ----------    ----------
                                                                                        (Dollars in thousands)
    Loan originations and purchases:
        Retail originations........................................             $ 291,807     $ 398,359     $ 458,788
        Wholesale purchases........................................                32,681       130,151        74,805
                                                                                ----------     ----------   ----------
             Total originations and purchases......................             $ 324,488     $ 528,510     $ 533,593
                                                                                ==========    ==========    ==========

    Number of retail branches as of the end of the period:
        United States:
          California ..............................................                     7             7             8
          Other States.............................................                    15            22            24
        United Kingdom.............................................                     1             4             0
                                                                                ----------     ----------   ----------
             Total ................................................                    23            33            32
                                                                                ==========    ==========    ==========

    Weighted average initial interest rate.........................                   9.6%          9.5%         9.3%
    Weighted average initial combined loan-to-value ratio..........                  62.2%         62.5%        65.3%
    Weighted average loan origination and processing fees
        as a percent of retail originations........................                  14.2%         14.8%        13.5%
    Average retail origination loan size...........................             $      83     $      88     $     94


    Total originations and purchases increased 1% in 1998 and 63% in 1997. Retail originations increased 15% in 1998 and 37% in 1997, primarily as a result of new retail branch offices opened in 1998, 1997 and 1996. Wholesale purchases decreased 43% in 1998 and increased 298% in 1997. The decrease in 1998 and increase in 1997 was primarily related to the implementation of the Company's low LTV purchase program in 1997, which was subsequently discontinued in 1998. Purchases related to such program totaled $24 million and $61 million in 1998 and 1997, respectively.


LOAN SALES

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                   1996          1997          1998
                                                                                ----------    ----------    ----------
                                                                                        (Dollars in thousands)
    Securitizations................................................             $ 267,661     $ 339,005     $ 430,003
    Whole loan sales  .............................................                71,864       144,633       154,111
                                                                                ----------    ----------    ----------
        Total .....................................................             $ 339,525     $ 483,638     $ 584,114
                                                                                ==========    ==========    ==========


    Loan sales, including securitizations, increased 21% in 1998 and 42% in 1997, primarily due to an increase in originations and purchases.

COMPOSITION OF REVENUE AND EXPENSE

    The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the years ended December 31:

                                                                                   1996          1997          1998
                                                                                ----------    ----------    ----------
    REVENUE:
         Loan origination and sale:
           Gain (loss) on sale of loans............................                  15.5%         23.7%         12.8%
           Net loan origination and other fees.....................                  52.5          46.0          52.8
         Loan servicing and other fees.............................                  12.5           7.9           4.7
         Interest and other........................................                  19.5          22.4          29.7
                                                                                ----------    ----------    ----------
           Total revenue...........................................                 100.0         100.0         100.0
                                                                                ----------    ----------    ----------
    EXPENSE:
         Compensation and benefits.................................                  21.9          20.2          27.3
         Advertising ..............................................                   5.9           6.4          11.2
         Professional services and other fees......................                   2.7           3.3           5.7
         Facilities and insurance..................................                   3.5           3.5           5.2
         Supplies..................................................                   2.2           2.5           3.0
         Depreciation and amortization.............................                   1.2           1.0           2.6
         Interest..................................................                   3.7           3.3          10.0
         Legal ....................................................                   1.3           2.1           4.6
         Travel and training.......................................                   1.6           1.8           1.8
         Other ....................................................                   2.0           0.9           1.2
                                                                                ----------    ----------    ----------
           Total expense...........................................                  46.0          45.0          72.6
                                                                                ----------    ----------    ----------
    Income before income tax provision.............................                  54.0          55.0          27.4
    Income tax provision (1).......................................                   8.7          20.7          10.4
                                                                                ==========    ==========    ==========
    Net income ....................................................                  45.3%         34.3%         17.0%
                                                                                ==========    ==========    ==========


(1) During 1996, the Company completed the IPO and the Company changed its tax status from that of an S corporation to that of a C corporation.


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

    REVENUE

    The following table sets forth the components of the Company's revenue for the years ended December 31:

                                                                                   1996          1997          1998
                                                                                ----------    ----------    ----------
                                                                                        (Dollars in thousands)
    Loan origination and sale:
         Gain on sale of loans (1).................................             $  10,965     $  22,644     $  10,699
         Net loan origination and other fees.......................                37,206        44,034        44,252
    Loan servicing and other fees..................................                 8,854         7,544         3,930
    Interest and other.............................................                13,846        21,427        24,927
                                                                                ----------    ----------    ----------
         Total revenue.............................................             $  70,871     $  95,649     $  83,808
                                                                                ==========    ==========    ==========

    (1) Excluding net loan origination and other fees.

    Total revenues decreased 12% or $11.8 million in 1998 and increased 35% or $24.8 million in 1997. The decrease in 1998 was primarily due to lower loan origination and sale revenue and loan servicing and other fees, which was offset by increased interest and other income. The increase in 1997, however, was primarily due to higher loan origination and sales revenue and interest income.

    Loan origination and sale revenue decreased 18% or $11.7 million in 1998 and increased 38% or $18.5 million in 1997.

    Gain on sale of loans decreased $11.9 million or 53% in 1998 as compared to 1997. This decrease is primarily attributable to a $5.0 million write down of residual interest, and a reduction of gain on sale related to whole loan sales and securitizations of approximately $3.8 million. Additionally, during 1997 the Company recognized as gain approximately $3.1 million related to an increase in the fair value of residual interest.

    The write down during 1998 was the result of an increase in the Company's prepayment rates primarily related to its adjustable rate loans. In addition, gain on sale as a percent of loans sold decreased to 1.8% in 1998 from 4.7% in 1997. Gain on sale related to whole loan sales decreased by $3.1 million during 1998 as compared to 1997. Gain on sale as a percent of whole loan sales decreased to 1.1% during 1998 from 3.3% in 1997 resulting from a reduction in premiums available in the secondary market for the Company's loans. Gain on sale related to securitizations decreased $0.7 million during 1998 as compared to 1997. Gain on sale as a percent of securitized loans decreased to 3.3% during 1998 from 4.3% during 1997. Such was primarily the result of increased prepayment rates experienced by the Company during 1998. Consequently, the Company increased the weighted average constant prepayment rate assumption for its adjustable rate loans from 35% during 1997 to 40% during 1998.

    Gain on sale of loans increased $11.7 million in 1997 as compared to 1996 due to a 42% increase in the volume of loans sold, an increase in gain on sale as a percent of loans sold and $3.1 million recognized in 1997 as an increase in the fair value of residual interest certificates. Gain on sale as a percentage of loans sold increased to 4.7% in 1997 from 3.2% in 1996. Gain on sale as a percent of loans securitized increased to 4.3% in 1997 from 3.5% in 1996. This increase is primarily due to an increase in the weighted average initial interest rate spread and a decrease in the discount rate used in computing the fair value of the residual interest certificates and mortgage servicing rights. The weighted average initial interest rate spread (the difference between the initial weighted average loan interest rates for the loans included in the securitization and the initial weighted average pass-through rate paid to the holders of the regular interest certificates in the securitization) in residual interest certificates originated increased to 3.1% in 1997 from 2.9% in 1996. A discount rate of 15% was used to value residual interest certificates and mortgage servicing rights in 1997 as compared to a rate of 18% used in 1996. In addition, the weighted average gain on whole loan sales increased to 3.3% of loans sold in 1997 as compared to 2.0% in 1996, due primarily to increased premiums available in the secondary market.

    Despite a 14% increase in retail loan sales during 1998, net loan origination and other fees remained consistent with the 1997 levels. Net loan origination and other fees did not increase in the same proportion as the increase in retail loan sales primarily due to a decrease in the average gross fees recognized from 14.8% during 1997 to 13.5% during 1998. The 18% increase of $6.8 million in net loan origination and other fees in 1997 as compared to 1996 is the direct result of a 21% increase in retail loan sales during 1997.

    Loan servicing and other fees decreased $3.6 million or 48% in 1998 and $1.3 million or 15% in 1997. The decrease in both years was primarily attributable to an increase in the amortization of mortgage servicing rights. Amortization of mortgage servicing rights increased by $2.9 million and $1.0 million in 1998 and 1997, respectively. The increase during 1998 and 1997 was primarily due to an increase in the average balance of mortgage servicing rights outstanding as compared to the prior years. Additionally, during 1998, the Company accelerated the amortization of mortgage servicing rights by approximately $1.3 million as a result of higher than expected prepayments. Excluding amortization of mortgage servicing rights, loan servicing and other fees during 1998 and 1997 remained consistent with the prior year despite an increase in the average servicing portfolio. This can primarily be attributed to the composition of the Company's servicing portfolio when compared to the prior years. The Company earns higher management servicing fees on loans serviced for private investors and for securitizations consummated prior to 1996. As the proportion of loans serviced for this group of loans decreases in relation to the portfolio balance, so does the related servicing income.

    Interest and other income increased $3.5 million or 16% in 1998 as compared to 1997. This increase was primarily related to a $4.0 million increase in interest derived from loans held for sale and loans receivable held for investment and a $2.8 million increase in other income from the Company's credit card operations, which commenced operation in the fourth quarter of 1997. Such increases were offset by a $3.7 million decrease in interest income from residual interest certificates . The increase in interest from loans held for sale was a direct result of an increase in the average balance of loans held for sale when compared to the prior year, primarily due to a growing United Kingdom portfolio.

    Interest income increased $7.8 million, or 55%, in 1997 as compared to 1996. The increase in interest income was due to a $3.6 million increase in interest income from loans held for sale, a $2.6 million increase in interest income from residual interest certificates, and a $1.4 million increase in interest income from short-term investments. The increases in interest income from loans held for sale and residual interest certificates were primarily due to increases in the average balances of loans held for sale and residual interest certificates during 1997 as compared to 1996. The increases in interest income from short-term investments were primarily attributable in increases in the balance of available cash as a result of the IPO and cash generated from operations.


    EXPENSE

    The following table sets forth the components of the Company's expenses for the years ended December 31:

                                                                                   1996          1997          1998
                                                                                ----------    ----------    ----------
                                                                                        (Dollars in thousands)
    Compensation and benefits......................................             $  15,488     $  19,341     $  22,857
    Advertising....................................................                 4,191         6,099         9,357
    Professional services and other fees...........................                 1,946         3,196         4,762
    Facilities and insurance.......................................                 2,511         3,362         4,332
    Supplies.......................................................                 1,575         2,416         2,498
    Depreciation and amortization..................................                   838           924         2,157
    Interest.......................................................                 2,655         3,164         8,382
    Legal..........................................................                   917         2,009         3,851
    Travel and training............................................                 1,163         1,710         1,521
    Other .........................................................                 1,348           783         1,138
                                                                                ----------    ----------    ----------
        Total expense..............................................             $  32,632     $  43,004     $  60,855
                                                                                ==========    ==========    ==========


    Total expenses increased 42% or $17.9 million and 32% or $10.4 million in 1998 and 1997, respectively, primarily due to increases in expenses related to the Company's ongoing retail branch expansion and credit card operations (the credit card operations was discontinued in December 1998).

    The increase in compensation and benefits of 18% or $3.5 million and 25% or $3.9 million in 1998 and 1997, respectively, was primarily due to increased personnel to support the Company's retail branch expansion and in 1998, the Company's credit card operations.

    The increase in advertising of 53% or $3.3 million and 46% or $1.9 million in 1998 and 1997, respectively, was primarily due to an increase in marketing activity, including purchases of marketing databases associated with the Company's retail branch expansion and in 1998, the Company's credit card operations.

    Professional services and other fees increased 49% or $1.6 million in 1998 as compared to 1997 primarily due to costs incurred under the Company's credit card operations and costs associated with the discontinuance of the Company's United Kingdom operations. Professional services and other fees increased 64% or $1.2 million in 1997 as compared to 1996, primarily due to recruiting and other costs associated with the Company's retail branch expansion.

    Depreciation and amortization increased $1.2 million in 1998 as compared to 1997, primarily due to accelerated depreciation of property related to the discontinuation of the United Kingdom operations, an increase in the average balance of fixed assets due to the Company's continued retail branch expansion, credit card operations, and the newly centralized telemarketing facility in Irvine, California

    Combined, facilities and insurance, supplies, and travel and training increased 12% and 43% in 1998 and 1997, respectively, primarily due to the Company's continuing retail branch expansion including costs related to the Company's new centralized telemarketing facility in Irvine, California.

    Interest expense increased 165% or $5.2 million in 1998 as compared to 1997 primarily due to an increase in interest expense related to the Company's warehouse financing facility. This increase was the result of a 131% increase in the average balance of loans warehoused in 1998 as compared to 1997. Additionally, the weighted average interest rate on the warehouse financing facility increased in 1998. The increase in the weighted average interest rate is due to an increase in the proportion of United Kingdom loans, which carry a higher cost of funds, warehoused during 1998 as compared to 1997.

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

    Legal expense increased 92% or $1.8 million in 1998 as compared to 1997 as a result of increased litigation and costs related to the discontinuation of the United Kingdom origination operations.

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

    The Company's S corporation status was terminated in July 1996 and the Company became subject to full corporate Federal income and certain state income taxes. In conjunction with the termination of the Company's S corporation status, the Company recorded $3.1 million of net deferred tax assets related to temporary differences between financial reporting and tax basis of assets and liabilities measured by applying enacted tax rates and law to taxable years in which such temporary differences are expected to be recovered or settled. Since the IPO, the Company's effective income tax rate has approximated the Federal and composite state income tax rates (net of Federal benefit). If the Company had been fully subject to Federal and state income taxes, net income on a pro forma basis would have been $22.6 million in 1996.

    The Company's actual tax rates for 1998 and 1997 were 38.06% and 37.75%, respectively.

    During the first two quarters of 1998, the Company began securitizing its loans in the form of owners' trusts. By utilizing this securitization structure, the Company's securitization of loans were treated as a borrowing for State and Federal tax purposes rather than as a sale. In the third and fourth quarters of 1998, however, the Company decided to securitize its loans in the form of a real estate mortgage investment conduit ("REMIC"), under which the securitization of loans will be treated as a sale for State and Federal tax purposes.


SERVICING

    The following tables provide data on loan delinquency, REO and net losses for the Company's servicing portfolio:

UNITED STATES                                                                   AS OF DECEMBER 31,
                                                ------------------------------------------------------------------------------------
                                                             1996                       1997                       1998
                                                ---------------------------- --------------------------- ---------------------------
                                                                  % of                        % of                        % of
                                                  (Dollars in    Servicing    (Dollars in   Servicing    (Dollars in    Servicing
                                                  Thousands)     Portfolio    Thousands)    Portfolio     Thousands)    Portfolio
                                                -------------  ------------- ------------- ------------- ------------- -------------
Servicing portfolio.....................        $    637,903                 $    769,733                $    802,034
                                                =============                =============               =============
30-59 days delinquent...................        $      9,360            1.5% $      7,719           1.0% $      9,144          1.1%
60-89 days delinquent...................               6,704            1.0%        7,520           1.0%        6,097          0.8%
90 days or more delinquent..............              19,081            3.0%       16,935           2.2%       18,449          2.3%
                                                =============  ============= ============= ============= ============= =============
   Total delinquencies..................        $     35,145            5.5% $     32,174           4.2% $     33,690          4.2%
                                                =============  ============= ============= ============= ============= =============
REO (1)                                         $      3,951            0.6% $      1,688           0.2% $      2,063          0.2%
                                                =============  ============= ============= ============= ============= =============

UNITED KINGDOM                                                                  AS OF DECEMBER 31,
                                                ------------------------------------------------------------------------------------
                                                          1996                       1997                        1998
                                                ---------------------------- --------------------------- ---------------------------
                                                                  % of                        % of                        % of
                                                  (Dollars in    Servicing    (Dollars in   Servicing    (Dollars in    Servicing
                                                  Thousands)     Portfolio    Thousands)    Portfolio     Thousands)    Portfolio
                                                -------------  ------------- ------------- ------------- ------------- -------------
Servicing portfolio.....................        $      3,288                 $     29,352                $     63,629
                                                =============                =============               =============
30-59 days delinquent...................                   -            0.0% $        276           0.9% $      2,421           3.8%
60-89 days delinquent...................                   -            0.0%          133           0.5%        1,697           2.7%
90 days or more delinquent..............                   -            0.0%          443           1.5%        4,015           6.3%
                                                -------------  ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................                   -            0.0% $        852           2.9% $      8,133          12.8%
                                                =============  ============= ============= ============= ============= =============
REO (1)                                                    -            0.0%            -           0.0%            -           0.0%
                                                =============  ============= ============= ============= ============= =============

COMBINED                                                                AS OF DECEMBER 31,
                                                ------------------------------------------------------------------------------------
                                                          1996                       1997                        1998
                                                ---------------------------- --------------------------- ---------------------------
                                                                  % of                        % of                        % of
                                                  (Dollars in    Servicing    (Dollars in   Servicing    (Dollars in    Servicing
                                                  Thousands)     Portfolio    Thousands)    Portfolio     Thousands)    Portfolio
                                                -------------  ------------- ------------- ------------- ------------- -------------
Servicing portfolio.....................        $    641,191                 $    799,085                $    865,663
                                                =============                =============               =============
30-59 days delinquent...................        $      9,360            1.5% $      7,995           1.0% $     11,565           1.3%
60-89 days delinquent...................               6,704            1.0%        7,653           0.9%        7,794           0.9%
90 days or more delinquent..............              19,081            3.0%       17,378           2.2%       22,464           2.6%
                                                -------------  ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................        $     35,145            5.5% $     33,026           4.1% $     41,823           4.8%
                                                =============  ============= ============= ============= ============= =============
REO (1)                                         $      3,951            0.6% $      1,688           0.2% $      2,063           0.2%
                                                =============  ============= ============= ============= ============= =============

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                   1996          1997          1998
                                                                                ----------    ----------    ----------
                                                                                        (Dollars in thousands)
    Average servicing portfolio (2) ...............................             $ 615,393     $ 705,928     $ 845,607
    Net losses (3).................................................                 2,160         1,705           983
    Percentage of average servicing portfolio......................                  0.35%         0.24%         0.12%


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


LIQUIDITY AND CAPITAL RESOURCES

    As a fundamental part of its business and financial strategy, the Company securitizes the majority of its loans, whereby the Company deposits into a trust certain loans originated or acquired by the Company in exchange for (i) debt instruments backed by the loans in the trust, and (ii) a residual interest in the trust. The Company then sells the debt instruments to the public. A significant portion of the Company's revenues, income and cash flow is generated through these securitizations. Conditions in the securitization market have deteriorated in recent months as lenders in the sub-prime sector have suffered a significant loss of liquidity. As a result, there can be no assurances that the Company will be able to continue to access the securitization market on the same terms as previously experienced. Any substantial reduction in the availability of the securitization market for the Company's loans or any substantial deterioration in the terms to the Company of any securitization, would be likely to have a material adverse effect on the Company's results of operations and financial conditions.

    The Company's ability to continue to originate and purchase loans is dependent upon adequate credit facilities and upon its ability to sell loans in the secondary market in order to generate cash proceeds for new originations and purchases. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. The current market environment described above has adversely affected the Company's ability to maintain its current sources of financing or to obtain new sources of financing at favorable terms. These factors have also adversely affected the Company's ability to complete securitizations on the same terms as previously experienced in recent periods. The Company's inability to complete a securitization in a calendar quarter will have a material adverse effect on the Company's results of operations for that quarter. A prolonged duration of the current market environment is likely to adversely affect the Company's ability to make or purchase loans and its ability to sell loans in the secondary market, with a consequent adverse impact on the Company's results of operations and financial condition.

    During the fourth quarter of 1998, the Company's $175 million, $125 million and (pound)50 million warehouse financing facilities expired, and were not renewed. In December 1998, the Company entered into a $150 million warehouse financing facility and a secured term loan facility of approximately $66 million. The $150 million warehouse financing facility is secured by loans originated or purchased by the Company, expires in December 1999, and bears interest at a rate ranging between 1.25% to 1.75% over one month United States dollar denominated London Interbank Offered Rate (LIBOR). As partial consideration for the $150 million warehouse financing facility, the Company agreed to grant the warehouse lender stock warrants that may be exercised by the lender to purchase one percent (1%) of the Company's Common Stock on a diluted basis, with an effective date in February 1999. The $66 million secured term loan facility, which was entered into with a company owned by the majority stockholders of FACO, Brian and Sarah Chisick, and is secured by United Kingdom mortgages held for investment, bears a fixed interest rate of 8.5%, and matures as the underlying pledged mortgages are liquidated. These facilities contain certain affirmative and negative covenants with which the Company was in compliance at December 31, 1998.

    Although management expects that the Company will be able to maintain these warehouse financing facilities, there can be no assurance that the Company will be able to do so. The Company is therefore continuing to pursue other warehouse financing facility arrangements. To the extent that the Company is not successful in maintaining or replacing the existing financing arrangements, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

    Historically, the Company has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interests, borrowings under its warehouse financing facilities, distributions received from residual interests, interest income and loan servicing income. The Company's usage of cash includes the funding of loan originations and purchases, payments of interest, repayment of its warehouse financing facilities, capital expenditures, operating and administrative expenses and payment of income taxes.

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

    Prior to the IPO, the Company paid dividends, including amounts to be used by the stockholders for the payment of personal income tax on the earnings of the S corporation. In this regard, the Company paid dividends of $12.2 million in 1996. In addition, in 1996, the Company distributed S distribution notes to the stockholders of the Company totaling $45.0 million. Proceeds from the IPO were used to pay the S distribution notes in 1996. Since the completion of the IPO in July 1996 the Company has been taxed as a C corporation and no cash dividends have been declared.

    In February 1997, the Company entered into master repurchase agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. During 1998, subsequent to receiving full repayment on the outstanding warehouse financing facilities, the Company terminated the arrangement with the Borrowers.

    In April 1997, the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares of Class A Common Stock, respectively. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.0 million shares as of December 31, 1998.

    As of December 31, 1998, the Company had commitments to fund loans of $7.8 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $3.4 million, $6.7 million and $2.3 million in 1998, 1997 and 1996, respectively. In 1997, the Company purchased an office building for $3.4 million to house the Company's telemarketing operations.

    The Company is currently negotiating to refinance its 40,000 square foot office building in Irvine, California, and expects to receive proceeds of approximately $3.7 million in the first quarter of 1999 in connection with this refinancing. There can be no assurance, however, that this refinancing will be achieved.

    The Company believes that cash flows from operations, net proceeds from securitizations and whole loan sales and the availability of funds under the warehouse financing facilities will be sufficient to fund operating needs and capital expenditures for the ensuing 12 months.


YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs written using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware, as well as its software, that are date sensitive may recognize a date using the two digits "00" as the year 1900 rather than the year 2000. Failure to correct the Year 2000 problem could result in miscalculation of data, causing a disruption of operations including, among other things, an inability to process loan transactions, service its loan portfolio or engage in other normal business activities. Such failure could materially and adversely affect the Company's results of operations and financial condition.

    The Company has implemented a formal five-step plan in order to address the Year 2000 issue: (1) Awareness, (2) Inventory, (3) Assessment, (4) Renovation, and (5) Testing and Implementation. The plan addresses hardware and software purchased or leased from outside vendors, in-house developed software, telecommunication equipment and facilities. The first four steps of the plan have been completed and, thus far, the Company has been required to replace or renovate only a small amount of older computer equipment to comply with the Year 2000 issue. The Company expects to complete the last step of the plan by the second quarter of 1999. Because the majority of the Company's computer software and hardware has been purchased or developed recently and was designed to be Year 2000 compliant, the Company does not expect its costs to be material in addressing the Year 2000 issue.

    The Company has initiated formal communications with its significant outside vendors to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly address their own Year 2000 issue. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner. A contingency plan for outside vendors has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company expects to complete its analysis and contingency plan by June 30, 1999.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Shares," which is effective for annual and interim periods ending after December 15, 1997. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board opinion No. 15. The adoption of this standard did not have a material effect on the Company's earnings per share.

    Beginning with the first quarter of 1998, the Company adopted FASB SFAS No. 130 "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    In June of 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for annual periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of this standard had no significant impact on the Company's current presentation of financial statements.

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

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

    In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which will become effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on its ability and intent to sell or hold those investments. The Company has reviewed this standard, and its adoption is not expected to have a material effect on the Company's financial condition, results of operations, or cash flows.
                                       28

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following table provides information regarding the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates. The information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans held for sale are based on the expectancy of liquidating or securitizing them. The cash flows for residual interest in securities, loans held for investment and mortgage servicing rights are based on maturity date and are adjusted for expected prepayments which are based on historical information. Cash flows for warehouse financing and other borrowings are based on the expectancy of liquidating or securitizing the assets to repay the financing, and are also based on the maturity date and adjusted for expected prepayments which are based on historical information. For purposes of cash flow presentation, premiums or discounts on purchased assets, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. See Item 1. Interest Rate Risk Management and Foreign Currency Risk for a discussion of risk related to hedging and foreign currency.

                                                 YEAR 1         YEAR 2        YEAR 3        YEAR 4        YEAR 5      THEREAFTER
                                                                        (DOLLARS IN THOUSANDS)
                                                ------------------------------------------------------------------------------------
SELECTED ASSETS:
   Trading
     Loans held for sale                        $ 26,116
     Average interest rate                          9.01%
     Residual interests in securities           $ 18,590      $ 12,712        $ 7,091     $  3,780        $  2,146     $  4,401
     Average interest rate                         15.81%        15.81%         15.81%       15.81%          15.81%       15.81%

   Non-trading
     Loans receivable held for investment       $ 13,064      $ 12,828        $12,828     $ 12,827        $ 12,827     $    352
     Average interest rate                         10.61%        10.60%         10.60%       10.60%          10.60%       11.30%
     Mortgage servicing rights                  $  5,342      $  2,416        $ 1,465       $  744        $     66
     Average interest rate                         15.96%        15.96%         15.96%       15.96%          15.96%

SELECTED LIABILITIES:
   Warehouse financing facility                 $ 30,247      $ 12,709        $12,709     $ 12,708        $ 12,708     $  1,178
   Average interest rate                            7.56%         8.50%          8.50%        8.50%           8.50%        8.50%
   Other borrowings                             $  6,545
   Average interest rate                            8.34%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is set forth under the caption "Management" in the Company's definitive Proxy Statement (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is set forth under the caption "Executive Compensation" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934 and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

     (a)  1.  Financial Statements:
                Consolidated Statements of Financial Condition:
                 December 31, 1998 and 1997                                F-1
                Consolidated Statements of Income:
                 For each of the three years in the period
                 Ended December 31, 1998                                   F-2
                Consolidated Statements of Comprehensive Income:
                 For each of the three years In the period ended
                 December 31, 1998                                         F-3
                Consolidated Statements of Stockholders' Equity:
                 For each of the three years in the period ended
                 December 31, 1998                                         F-4
                Consolidated Statements of Cash Flows:
                 For each of the three years in the Period ended
                 December 31, 1998                                         F-5
                Notes to Consolidated Financial Statements:
                 For each of the three years in the Period
                 ended December 31, 1998                                   F-6
                Independent Auditors' Report                               F-24
          2.  Financial Statement Schedules:
                  None Required
          3.  Exhibits

EXHIBIT
NO.                       DESCRIPTION OF EXHIBIT
---                       ----------------------

3.1     Amended Certificate of Incorporation of the Company *
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2 Form of Pooling and Servicing Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3    Corporate Headquarters Lease (Incorporated by reference to Exhibit
        10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File
        No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company

EXHIBIT
NO.                       DESCRIPTION OF EXHIBIT
---                       ----------------------

10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to
        Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company *
21      Subsidiaries of the Registrant *
27      Financial Data Schedule *
----------------
* Filed herewith

       (a)  Reports on Form 8-K:
               None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      March 15, 1999
     ------------------------

                                                 FIRST ALLIANCE CORPORATION

                                            By: /S/ BRIAN CHISICK
                                                --------------------------------
                                                    Brian Chisick
                                                    President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on date indicated.

   SIGNATURE                      TITLE                                DATE
   ---------                      -----                                ----


/S/ BRIAN CHISICK              President and Chief Executive      March 15, 1999
----------------------         Officer, Director
    Brian Chisick              PRINCIPAL EXECUTIVE OFFICER


/S/ FRANCISCO NEBOT            Executive Vice President and       March 15, 1999
----------------------         Chief Financial Officer,
    Francisco Nebot            Director, PRINCIPAL ACCOUNTING
                               OFFICER


/S/ JEFFREY W. SMITH           Executive Vice President and       March 15, 1999
---------------------          Chief Operating Officer,
    Jeffrey W. Smith           Director


/S/ SARAH CHISICK              Vice President, Director           March 15, 1999
---------------------
    Sarah Chisick


/S/ MERRILL BUTLER             Director                           March 15, 1999
---------------------
    Merrill Butler


/S/ ALBERT L. LORD             Director                           March 15, 1999
---------------------
    Albert L. Lord

                           FIRST ALLIANCE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Financial Condition
         As of December 31, 1997 and 1998                                   F-1

Consolidated Statements of Income
         For each of the three years in
         the period ended December 31, 1998                                 F-2

Consolidated Statements of Comprehensive Income
         For each of the three years in the period
         ended December 31, 1998                                            F-3

Consolidated Statements of Stockholders' Equity
         For each of the three years in the period
         ended December 31, 1998                                            F-4

Consolidated Statements of Cash Flows
         For each of the three years in the period
         ended December 31, 1998                                            F-5

Notes to Consolidated Financial Statements
         For each of the three years in the period
         ended December 31, 1998                                            F-7

Independent Auditors' Report                                                F-24

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)


                                                                                                      DECEMBER 31,
                                                                                              --------------------------
                                                                                                 1997            1998
                                                                                              ----------      ----------
                                            ASSETS
Cash and cash equivalents.................................................................... $  14,032       $  18,052
Restricted cash..............................................................................                     1,281
Receivable from trusts.......................................................................     3,085           4,652
Loans held for sale..........................................................................    54,872          24,421
Warehouse financing receivable...............................................................    12,324
Loans receivable held for investment.........................................................     2,082          57,667
Residual interests in securities - at fair value.............................................    50,238          48,720
Mortgage servicing rights....................................................................     9,240          10,033
Property, net................................................................................     8,587           9,733
Prepaid expenses and other assets............................................................     3,687           3,044
                                                                                              ----------      ----------
    Total assets............................................................................. $ 158,147       $ 177,603
                                                                                              ==========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities............................................................... $  57,742       $  17,539
Secured term loan facility - related party...................................................                    64,720
Other borrowings.............................................................................                     6,545
Accounts payable and accrued liabilities.....................................................     4,769           5,757
Income taxes payable.........................................................................     3,664           1,142
Deferred tax liabilities.....................................................................       670           7,299
Notes payable................................................................................        25              14
                                                                                              ----------      ----------
    Total liabilities........................................................................    66,870         103,016
                                                                                              ----------      ----------

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred Stock $.01 par value:  1,000,000 shares authorized; no shares outstanding..........
Class A Common Stock, $.01 par value; 50,000,000 shares authorized; shares issued and
    outstanding:  22,186,288 at December 31, 1998, 11,265,375 at December 31,1997............       112             223
Class B Common Stock, $.01 par value; 25,000,000 shares authorized; shares issued and
    outstanding:  10,956,270 at December 31, 1997............................................       110
Additional paid in capital...................................................................    65,321          65,298
Retained earnings............................................................................    47,110          61,326
Treasury stock - at cost:  4,046,800 shares at December 31, 1998 and 1,169,300 at
    December 31, 1997........................................................................   (20,544)        (51,582)
Deferred stock compensation..................................................................      (765)
Accumulated other comprehensive income.......................................................       (67)           (678)
                                                                                              ----------      ----------
    Total stockholders' equity...............................................................    91,277          74,587
                                                                                              ----------      ----------
    Total liabilities and stockholders' equity............................................... $ 158,147       $ 177,603
                                                                                              ==========      ==========


                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1996           1997          1998
                                                                                ----------    ----------    ----------
REVENUE:
    Loan origination and sale......................................             $  48,171     $  66,678     $  54,951
    Loan servicing and other fees..................................                 8,854         7,544         3,930
    Interest and other.............................................                13,846        21,427        24,927
                                                                                ----------    ----------    ----------
      Total revenue................................................                70,871        95,649        83,808
                                                                                ----------    ----------    ----------

EXPENSE:
    Compensation and benefits......................................                15,488        19,341        22,857
    Advertising....................................................                 4,191         6,099         9,357
    Professional services and other fees...........................                 1,946         3,196         4,762
    Facilities and insurance.......................................                 2,511         3,362         4,332
    Supplies.......................................................                 1,575         2,416         2,498
    Depreciation and amortization..................................                   838           924         2,157
    Interest.......................................................                 2,655         3,164         8,382
    Legal                                                                             917         2,009         3,851
    Travel and training............................................                 1,163         1,710         1,521
    Other .........................................................                 1,348           783         1,138
                                                                                ----------    ----------    ----------
      Total expense................................................                32,632        43,004        60,855
                                                                                ----------    ----------    ----------

INCOME BEFORE INCOME TAX PROVISION.................................                38,239        52,645        22,953

INCOME TAX PROVISION...............................................                 6,100        19,873         8,737
                                                                                ----------    ----------    ----------

NET INCOME.........................................................             $  32,139     $  32,772     $  14,216
                                                                                ==========    ==========    ==========

NET INCOME PER SHARE:
    Basic..........................................................             $    1.72     $    1.50     $    0.73
                                                                                ==========    ==========    ==========
    Diluted........................................................             $    1.72     $    1.49     $    0.73
                                                                                ==========    ==========    ==========

Weighted average number of common shares outstanding:
    Basic..........................................................             18,638,423    21,851,732    19,380,119
    Diluted........................................................             18,672,872    22,030,438    19,431,219


                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1996           1997          1998
                                                                                ----------    ----------    ----------
NET INCOME.........................................................             $  32,139     $  32,772     $  14,216

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment net of income taxes of
    $375, $18 and $7 for 1998, 1997 and 1996, respectively.........                   (38)          (29)         (611)
                                                                                ----------    ----------    ----------

COMPREHENSIVE INCOME................................................            $  32,101     $  32,743     $  13,605
                                                                                ==========    ==========    ==========

                 See notes to consolidated financial statements

                                                       FIRST ALLIANCE CORPORATION

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         (Dollars in thousands)

                                               Class A              Class B        Additional
                                             Common Stock         Common Stock       Paid in   Retained
                                           Shares     Amount    Shares      Amount   Capital   Earnings
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1995............                       15,963,750   $  42             $  42,279

Dividends...............................                                                        (15,085)
Distribution of S distribution notes....                                                        (44,995)
Net income..............................                                                         32,139
Issuance of restricted stock............                          161,250     119   $  1,481
Initial public offering of stock........   6,037,500  $  60                           63,089
Amortization of deferred stock
    compensation........................
Foreign currency translation
    adjustment..........................
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1996............  6,037,500   $  60    16,125,000   $ 161   $ 64,570  $  14,338

Net income..............................                                                         32,772
Issuance of stock.......................     59,145         1                            670
Tax benefit from exercise
    of stock options....................                                                  81
Purchase of treasury stock..............
Conversion of Class B Stock
     to Class A Stock...................  5,168,730        51  (5,168,730)    (51)
Amortization of deferred
     stock compensation.................
Foreign currency translation
     adjustment.........................
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1997............ 11,265,375   $ 112    10,956,270   $ 110   $  65,321 $  47,110

Net income..............................                                                         14,216
Issuance of stock.......................     45,913       1                               520
Tax benefit from exercise
    of stock options....................                                                  263
Purchase of treasury stock..............
Conversion of Class B Stock
    to Class A Stock.................... 10,875,000     110    (10,875,00)   (110)
Forfeitures of Class B Stock............                          (81,270)               (806)
Amortization of deferred
    stock compensation..................
Foreign currency translation
    adjustment..........................
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1998............ 22,186,288   $ 223           ---   $ ---   $ 65,298  $  61,326
                                        ============  ======  ============  ======  ========= ===========

continued on next page..

                See notes to consolidated financial statements.

                                                       FIRST ALLIANCE CORPORATION

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued

                                                         (Dollars in thousands)

                                                                     Deferred    Accumulated      Total
                                             Treasury Stock           Stock      Compensation  Stockholders'
                                          Shares        Amount     Compensation     Income        Equity
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1995............                                                       $     42,321

Dividends...............................                                                            (15,085)
Distribution of S distribution notes....                                                            (44,995)
Net income..............................                                                             32,139
Issuance of restricted stock............                           $    (1,600)
Initial public offering of stock........                                                             63,149
Amortization of deferred stock
    compensation........................                                   487                          487
Foreign currency translation
    adjustment..........................                                         $       (38)           (38)
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1996............                           $    (1,113)  $       (38)  $     77,978

Net income..............................                                                             32,772
Issuance of stock.......................                                                                671
Tax benefit from exercise
    of stock options....................                                                                 81
Purchase of treasury stock..............  1,169,300   $  (20,544)                                   (20,544)
Conversion of Class B Stock
     to Class A Stock...................
Amortization of deferred
     stock compensation.................                                   348                          348
Foreign currency translation
     adjustment.........................                                                 (29)           (29)
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1997............  1,169,300   $  (20,544)  $      (765)  $       (67)  $     91,277

Net income..............................                                                             14,216
Issuance of stock.......................                                                                521
Tax benefit from exercise
    of stock options....................                                                                263
Purchase of treasury stock..............  2,877,500      (31,038)                                   (31,038)
Conversion of Class B Stock
    to Class A Stock....................                                                                ---
Forfeitures of Class B Stock............                                   806                          ---
Amortization of deferred
    stock compensation..................                                   (41)                         (41)
Foreign currency translation
    adjustment..........................                                                (611)          (611)
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1998............  4,046,800   $  (51,582)  $       ---   $      (678)  $     74,587
                                        ============  ===========  ============  ============  =============

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1996           1997          1998
                                                                                ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................    $  32,139     $  32,772     $  14,216
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Capitalized residual interests and mortgage servicing rights...........      (12,020)      (26,120)      (18,395)
     Accretion of residual interest in securities...........................       (9,913)      (12,130)       (8,260)
     Collection of residual interest in securities..........................        8,568        11,193        21,652
     Deferred income taxes..................................................       (3,028)        3,774         6,886
     Amortization of mortgage servicing rights..............................        1,813         2,857         5,728
     Depreciation and amortization..........................................          838           923         2,157
     Deferred stock compensation............................................          487           348           (41)
     Accretion of discounts on loan receivable..............................         (268)         (143)           51
     Recognition of deferred fees on loans receivable held for investment...                                     (118)
     Foreign currency transaction (gain) loss ..............................         (188)          146          (155)
     Loss on sales of property..............................................          414            70            22
  Changes in assets and liabilities:
     Restricted cash........................................................                                   (1,281)
     Receivable from trusts.................................................        1,993          (414)       (1,567)
     Loans held for sale....................................................       12,112       (44,416)      (26,450)
     Prepaid expenses and other assets......................................        1,681        (1,562)          645
     Accounts payable and accrued liabilities...............................       (1,282)          816           986
     Income taxes payable...................................................        5,396        (1,651)       (2,522)
                                                                                ----------    ----------    ----------
       Net cash provided by (used in) operating activities.................        38,742       (33,537)       (6,446)
                                                                                ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments (advances) on warehouse financing receivable.....................                    (12,324)       12,324
Capital expenditures........................................................       (2,286)       (6,653)       (3,355)
Collections on loans receivable held for investment.........................        1,518           954         1,606
Proceeds from sales of property.............................................        1,748           645            98
                                                                                ----------    ----------    ----------
       Net cash provided by (used in) investing activities..................          980       (17,378)       10,673
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse financing facilities...............      (18,233)       57,641        24,321
Proceeds from other borrowings..............................................                                    6,545
Purchase of treasury stock..................................................                    (20,544)      (31,038)
Proceeds from issuance of stock (net of issuance costs).....................       63,149
Proceeds from exercise of stock options.....................................                        671           521
Payments on notes payable...................................................       (1,163)         (188)          (11)
Payments on S distribution notes............................................      (44,995)
Cash dividends..............................................................      (15,085)
Proceeds from issuance of notes payable to stockholders.....................        1,000
Payments on notes payable to stockholders...................................       (1,000)
                                                                                ----------    ----------    ----------
       Net cash (used in) provided by financing activities..................      (16,327)       37,580           338
Effect of exchange rate changes on cash.....................................                        (47)         (545)
                                                                                ----------    ----------    ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................       23,395       (13,382)        4,020
CASH AND CASH EQUIVALENTS, beginning of period..............................        4,019        27,414        14,032
                                                                                ==========    ==========    ==========
CASH AND CASH EQUIVALENTS, end of period ...................................    $  27,414     $  14,032     $  18,052
                                                                                ==========    ==========    ==========

                           FIRST ALLIANCE CORPORATION
                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                             (DOLLARS IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1996           1997          1998
                                                                                ----------    ----------    ----------
SUPPLEMENTAL INFORMATION:
Interest paid......................................................             $   2,735     $   2,694     $   8,395
                                                                                ==========    ==========    ==========
Income taxes paid..................................................             $   3,686     $  17,764     $   3,831
                                                                                ==========    ==========    ==========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable
     held for investment...........................................             $   1,421     $     594     $  57,050
                                                                                ==========    ==========    ==========
Distribution of S Distribution Notes...............................             $  44,995
                                                                                ==========
Grant of restricted stock..........................................             $   1,600
                                                                                ==========



                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The consolidated financial statements include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"). The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. The Company securitizes the loans in a trust or sells loans to wholesale purchasers. A significant portion of the loans are securitized with the Company retaining the right to service the loans. The Company is currently licensed as a consumer finance lender in eighteen states, the District of Columbia and the United Kingdom. As of December 31, 1998, however, the Company discontinued its United Kingdom loan origination operations. The Company does not believe that the discontinuation of this program will have a material effect on the Company's financial condition, results of operations or cash flows. The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition.

    The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated in consolidation.

    In July and August 1996, FACO completed an initial public offering (the "Offering") whereby 6,037,500 shares of its Class A Common Stock were sold to the public resulting in gross proceeds of $68.4 million. Concurrently, 16,125,000 shares of the Class B Common Stock of FACO were issued in exchange for all of the issued and outstanding shares of First Alliance Mortgage Company ("FAMCO") as part of a reorganization whereby FAMCO became a wholly owned subsidiary of FACO. The acquisition of FAMCO has been accounted for similar to a pooling of interests. The consolidated financial position and results of operations of the Company for periods prior to the date of the reorganization substantially consist of those of FAMCO. After deducting underwriting discounts and offering costs of $5.3 million, net proceeds from the Offering were $63.1 million. By August 1998, all Class B Common Stock of FACO was converted to Class A Common Stock.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    RESTRICTED CASH - As part of the Company's credit card program, the Company is required to maintain a cash balance restricted for the purpose of reserving for credit losses. The Company had a cash balance of $1.3 million related to this as of December 31, 1998.

    ALLOWANCE FOR ESTIMATED LOSSES ON CREDIT CARD ACCOUNTS - The allowances for estimated net losses on credit card accounts represent the Company's estimate of net losses to be realized. This estimate is based on historical charge-off ratios and recoveries. The Company's policy is to charge-off any credit card accounts greater than 90 days delinquent. During 1998, the Company recorded a provision of $1.5 million and recognized charge-offs of $0.7 million. As of December 31, 1998, the Company had an allowance for estimated net losses of $0.8 million related to credit card accounts of approximately $26 million.

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

Loan origination and processing fees and related direct origination costs are deferred until the related loan is sold. Loans receivable held for investment are loans the Company has purchased or originated and has the intent and ability to hold to maturity. Loan origination and processing fees and related direct origination costs associated with loans receivable held for investment are deferred and offset against the related loans, and the net fee or cost is amortized into income over the contractual lives of the related loans. Loans transferred from loans held for sale to loans receivable held for investment are transferred at the lower of cost or market value. When a loan becomes over 90 days contractually delinquent, it is placed on non-accrual status and unpaid interest income is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received.


                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

    ALLOWANCES FOR ESTIMATED LOSSES ON LOANS AND REAL ESTATE OWNED - The allowances for estimated losses on loans and real estate owned ("REO") represent the Company's estimate of identified and unidentified losses. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. Estimated losses on loans are collectively evaluated for impairment. When the estimated losses are determined to be permanent, as in the case of an REO, the Company then establishes a specific allowance for estimated losses.

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

    The Company classifies residual interests as trading securities which are carried at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related securitization trust, servicing fees, trustee fees, insurance fees, and an estimate of annual future loan losses. These cash flows are projected over the life of the loans using prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. The valuation includes consideration of characteristics of the loans including loan type and size, interest rate, origination date, term and geographic location. The Company arrives at its prepayment assumptions by using the actual six month prepayment average, which is applied to the first 18 months of cash flows, and the actual life to date prepayment average to the remaining months of cash flows. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of possible values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective. The Company capitalized $16.4 million, $17.1 million and $8.7 million in residual interest certificates in 1998, 1997 and 1996, respectively. During the same periods, cash collections related to residual interest certificates totaled $21.7 million, $11.2 million and $8.6 million, respectively. During 1998, 1997 and 1996, the Company recorded aggregate unrealized gains/(losses) in the value of its residual interests of ($3.3) million, $5.4 million, and ($0.5) million, respectively. These unrealized gains/(losses) are included in loan origination and sale revenue.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

    During 1998 and 1997, the Company utilized the following assumptions to value its residual interest certificates at origination and at year-end reevaluation:

                                                            1997                                        1998
                                          ------------------------------------------    -------------------------------------
                                           Fixed Rate Loans          Adjustable            Fixed Rate          Adjustable
                                                                     Rate Loans              Loans             Rate Loans
                                          -------------------    -------------------    -----------------    ----------------
AT ORIGINATION (1)
------------------
    Weighted average CPR                         25%                    35%                     26%                  40%
    Discount rate                                15%                    15%                  15% - 18%            15% - 18%
    Weighted average life (in years)            3.5                    2.3                     3.3                  1.9
    Gross anticipated credit losses             1.6%                   1.1%                    1.8%                 0.9%

AT YEAR-END REEVALUATION (2)
----------------------------
    Weighted average CPR                         28%                    44%                     27%                  49%
    Discount rate                                15%                    15%                  15% - 18%            15% - 18%
    Weighted average life (in years)            3.1                    1.9                      3.2                  1.6
    Gross anticipated credit losses             1.4%                   0.9%                     1.8%                 1.2%


(1)   Includes securitizations consummated during 1998 and 1997.
(2)   Includes all outstanding securitizations consummated.

    MORTGAGE SERVICING RIGHTS - Upon the sale or securitization of servicing retained loans, the Company capitalizes the costs associated with the right to service mortgage loans based on their relative fair values. The Company determines the fair value of the servicing rights based on the present value of estimated net future cash flows related to servicing income. Assumptions used to value mortgage servicing rights are consistent with those used to value residual interests. The value allocated to the mortgage servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income.

    The Company capitalized $7.0 million, $6.1 million and $3.8 million of mortgage servicing rights for the years ended December 31, 1998, 1997 and 1996, respectively. During the same periods, related amortization of such mortgage servicing rights was $5.7 million, $2.9 million and $1.8 million, respectively. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. The Company generally makes loans to credit impaired borrowers whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that credit impaired borrowers are payment sensitive rather than interest rate sensitive. Therefore, the Company does not consider interest rates a predominant risk characteristic for purposes of evaluating impairment. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. At December 31, 1998, the estimated fair value of mortgage servicing rights was $10.0 million and no valuation allowance existed.

    PROPERTY - Property is stated at cost and depreciated over the estimated useful lives of the assets using straight line or accelerated methods. Leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases. Useful lives generally range from three to seven years.

    REAL ESTATE OWNED - Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

    Adjustments to the carrying value of REO are made through valuation allowances and chargeoffs recognized through a charge to earnings.

    REVENUE RECOGNITION - The Company derives its revenue principally from gains on sales of loans, fees for the origination of loans, loan servicing fees and interest income. The Company sells its loans through securitization and whole loan sales. Origination fees from loans pooled and securitized or sold in the secondary market is recognized when such loan pools are sold. The Company retains the right to service all loans it securitizes. The Company receives a management fee for servicing loans based on a fixed percentage of the declining principal balance of securitized loan pools and other ancillary and prepayment fees associated with the servicing of such loans. The Company has historically retained a residual interest in the securitization trusts.

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

    FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's United Kingdom subsidiary were prepared in pounds sterling, its functional currency, and translated into dollars at the current exchange rate at the end of the period for the statements of financial condition and at a weighted average rate for the period for the statements of income. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and accordingly have no effect on income. The Company considers its receivables from its United Kingdom subsidiary as a long-term investment. Therefore, unrealized foreign currency gains and losses from this transaction are treated like translation adjustments to stockholders' equity and therefore have no effect on income. Foreign currency transaction gains and losses for the Company's United Kingdom subsidiary are included in income.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

    RECENT ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" which is effective for annual and interim periods ending after December 15, 1997, and requires retroactive application to all periods presented. It supersedes the presentation of primary earnings per share with a presentation of basic earnings per share which does not consider the effect of common stock equivalents. The computation of diluted earnings per share, which gives effect to all dilutive potential common shares that were outstanding during the period, is consistent with the computation of fully diluted earnings per share per Accounting Principles Board Opinion No. 15. The adoption of this standard did not have a material effect on the Company's net income per share in 1998, 1997 and 1996.

    Beginning with the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

    In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which will become effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on its ability and intent to sell or hold those investments. The Company has reviewed this standard, and its adoption is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.

    RECLASSIFICATIONS - Certain reclassifications have been made to conform the 1997 and 1996 consolidated financial statements to the 1998 presentation.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 2.  LOANS RECEIVABLE HELD FOR INVESTMENT

    Loans receivable held for investment are collateralized principally by single family residences. The loans bear interest at fixed and variable rates ranging up to 15.95% per annum and are due in monthly installments of principal and interest through December 2029. The majority of loans receivable held for investment relate to the United Kingdom portfolio of approximately $64 million, which carry an average interest rate of approximately 10.6%.


NOTE 3.  PROPERTY

    Property consists of the following at December 31:                          1997        1998
                                                                              ---------   ---------
                                                                            (Dollars in thousands)

        Office equipment....................................................  $  6,835   $  8,251
        Land................................................................     2,100       2,100
        Building............................................................     1,425       1,391
        Building Improvements...............................................                 1,431
        Computer software...................................................       841         923
        Vehicles............................................................       314         292
        Leasehold improvements..............................................       287         282
                                                                              ---------   ---------
        Property............................................................    11,802      14,670
        Less accumulated depreciation  and amortization.....................    (3,215)     (4,937)
                                                                              ---------   ---------
        Property, net.......................................................  $  8,587    $  9,733
                                                                              =========   =========


NOTE 4.  SERVICING PORTFOLIO

    Trust and other custodial funds, relating to loans serviced for others, totaled $41 million and $25 million at December 31, 1998 and 1997, respectively. Such funds, which are maintained in separate bank accounts, are excluded from the Company's assets and liabilities.

    Total loans serviced amounted to $866 million and $799 million at December 31, 1998 and 1997, respectively.

    Approximately 88% of the servicing portfolio relates to loans serviced on behalf of the trust, with the remaining 12% relating to loans serviced on behalf of private lenders or loans held for sale. At December 31, 1998, loans serviced related to property located in California comprised of approximately 43% of the total serviced loan portfolio, while no other state comprised more than 10%. Total delinquencies greater than 30 days as a percentage of the total servicing portfolio were 4.8%, 4.1% and 5.5% at December 31, 1998, 1997 and 1996,
respectively. Delinquencies greater than 30 days related to the United States portfolio were 4.2%, 4.2% and 5.6% at December 31, 1998, 1997 and 1996,
respectively. Delinquencies greater than 30 days as a percentage of the total United Kingdom portfolio were 12.8% and 2.9% at December 31, 1998 and 1997, respectively.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 5.  FINANCING FACILITIES AND WAREHOUSE FINANCING RECEIVABLE

    The Company has two separate financing facilities. The first facility is a $150 million warehouse financing facility. The second is a secured term loan facility of approximately $66 million, which was entered into with a company owned by the majority stockholders of FACO. The $150 million warehouse financing facility is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% to 1.75% over one month United States dollar denominated London Interbank Offered Rate ("LIBOR"), and expires in December 1999. As partial consideration for the $150 million warehouse financing facility, the Company agreed to grant the warehouse lender stock warrants equaling one percent (1%) of the diluted shares outstanding, with an effective date of February 1999. The Company will account for these warrants by recording the fair value of the warrants to debt issuance costs and additional paid in capital. Debt issuance costs will be amortized over 12 months. This transaction is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The $66 million, secured term loan facility is secured by mortgages held for investment, bears a fixed interest rate of 8.5%, and matures as the underlying pledged mortgages are liquidated. These facilities contain certain affirmative and negative covenants with which the Company was in compliance at December 31, 1998.

    The following table presents data on the lines of credit for the years ended December 31:

                                                                                  1996           1997           1998
                                                                                ----------    ----------    ----------
                                                                                        (Dollars in thousands)
        Weighted average interest rate for the period......................          6.30%         6.67%         6.82%
        Weighted average interest rate at the end of the period............          6.30%         7.20%         8.15%
        Average amount outstanding for the period..........................     $  30,507     $  46,596     $ 107,362
        Maximum amount outstanding at any month-end........................     $  65,262     $ 124,702     $ 150,252


    In 1997, the Company entered into agreements to provide warehouse financing facilities to two mortgage banking companies ("Borrowers") that are controlled by related parties. During 1998, subsequent to receiving full repayment on the outstanding warehouse financing facilities, the Company terminated the arrangement with the Borrowers.


NOTE 6.  OTHER BORROWINGS

    At December 31, 1998, the Company had a borrowing of $6.5 million with an interest rate of 8.3%. This borrowing was collateralized by certain real estate loans with an aggregate principal balance of $6.5 million. The borrowing was repaid in January of 1999.


NOTE 7.  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) defined contribution plan, which was established in 1994, available to all employees who have been with the Company for six months and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year and the Company, at its discretion, may match up to 25% of the first 7% contributed by the employee. The Company's contribution expense was $248,000, $175,000 and $120,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 8.  INCOME TAXES

    Through the date of the Offering in 1996 and in 1995 the Company elected to be treated for Federal income and certain state tax purposes as an S corporation whereby its taxable income was included in the individual returns of the stockholders. As an S corporation, the Company was subject to certain state taxes, primarily in California. Upon consummation of the Offering, the Company became a C corporation subject to Federal and state income taxes. The income tax provision for 1996 represents S corporation taxes prior to the Offering, C corporation taxes subsequent to the Offering and net deferred tax assets recognized upon the conversion from an S corporation to a C corporation. The reconciliation of income tax computed at the Federal statutory tax rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                                                  1996           1997          1998
                                                                                ----------    ----------    ----------
        Tax at Federal statutory rate......................................          35.0%         35.0%         35.0%
        State income taxes, net of Federal benefit.........................           3.9           4.0           5.1
        Benefit for S corporation period taxation..........................         (14.5)
        Effect of conversation to C corporation............................          (8.4)
        Other..............................................................                        (1.2)         (2.0)
                                                                                ----------    ----------    ----------
        Effective rate......................................................         16.0%         37.8%         38.1%
                                                                                ===========   ===========   ==========

    The components of the provision for income taxes are as follows for the years ended December 31:

                                                                                  1996           1997          1998
                                                                                ----------    ----------    ----------
                                                                                         (Dollars in thousands)
        Current:
            Federal.........................................................    $   7,204     $  14,299     $   2,605
            State...........................................................        1,924         1,805           473
                                                                                ----------    ----------    ----------
        Total current.......................................................        9,128        16,104         3,078
                                                                                ----------    ----------    ----------

        Deferred:
            Federal........................................................        (3,289)        3,778         6,028
            State...........................................................          261           703         1,178
            Foreign.........................................................                       (712)       (1,547)
                                                                                ----------    ----------    ----------
        Total deferred .....................................................       (3,028)        3,769         5,659
                                                                                ----------    ----------    ----------

        Total.................................................................  $    6,100    $   19,873    $   8,737
                                                                                ===========   ===========   ==========

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

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

                                                            1997          1998
                                                        ----------    ----------
                                                         (Dollars in thousands)
        Deferred tax assets:
            Residual interests......................... $   1,084     $      --
            Foreign loss carry forward.................       963         2,451
            State taxes................................       786           797
            Mark-to-market on loans held for sale......       368           634
            Legal expenses.............................        78           469
            Reserve for bad debts......................                     333
            Other......................................       224           440
                                                        ----------    ----------
         Total......................................... $   3,503     $   5,124
                                                        ==========    ==========

        Deferred tax liabilities:
            Residual interest..........................               $   7,402
            Mortgage servicing rights.................. $   3,465         4,452
            Other .....................................       708           569
                                                        ----------    ----------
        Total.........................................  $   4,173     $  12,423
                                                        ==========    ==========


NOTE 9.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

    The Company's operations are conducted from leased facilities located in various areas of the United States and the United Kingdom. These leases have clauses which provide for increases in rent based on increases in the cost of living index and options for renewal. The future minimum lease payments are as follows:

        YEARS ENDING DECEMBER 31:                         (Dollars in thousands)

        1999............................................       $  2,333
        2000............................................          2,217
        2001............................................          2,051
        2002............................................          1,675
        2003............................................            468

    In the ordinary course of business, the Company has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may become liable for the unpaid principal and interest on defaulted loans or other loans if there has been a breach of representation or warranties.

    In December 1998, the Company entered into a secured term loan facility of approximately $66 million in order to provide long-term financing for its United Kingdom subsidiary. The underlying collateral for the facility represents United Kingdom mortgage loans. The Company is obligated to repay this facility in amounts equal to the value of United States dollars at the exchange rate in effect on the date of the agreement. Consequently, the Company bears a foreign currency risk between the assets held by the United Kingdom subsidiary and the obligation of debt. The Company is currently in the process of evaluating the possibilities of entering into a foreign currency hedge to protect itself from foreign currency fluctuations.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

    The Company has negotiated employment agreements with certain officers. These agreements provide for the payment of base salaries, the issuance of common stock via incentive stock option program subject to certain restrictions and the payment of severance benefits upon termination.

    In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition.

    The Company is involved in certain litigation arising in the normal course of business. Currently the Company believes that any liability with respect to such legal actions, individually or in the aggregate, is not likely to be material to the Company's consolidated financial position or consolidated results of operations.

    At December 31, 1998, loans related to property located in the state of California comprised approximately 43% of the total serviced loan portfolio while no other state comprised more than 10%.

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

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 10.  STOCKHOLDERS' EQUITY

    The Company's shares of Class A and Class B Common Stock are identical, except with respect to voting rights and the right to convert Class B Common Stock to Class A Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to four votes for each share held of record. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. In July of 1998, the majority stockholders of FACO converted all of their Class B Common Stock into Class A Common Stock.

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

    In June 1996, FAMCO granted 161,250 shares of restricted common stock to an officer of the Company. These shares, which were exchanged for 161,250 shares of FACO Class B Common Stock in conjunction with the Offering, vest over a period of five years or earlier upon the occurrence of certain events. A value of $1.6 million was ascribed to such shares by the Company. This amount has been recorded in the accompanying financial statements as increases to Class B Common Stock and paid in capital with an offsetting amount included in deferred stock compensation. In 1997 and 1996, 36,053 and 43,927 shares of such restricted Class B Common Stock, respectively, had vested. During 1997 and 1996, $0.3 million and $0.5 million of compensation expense, respectively, was recognized. In 1998, however, the remaining 81,270 shares of restricted stock were forfeited due to the officers' termination.

    In July 1996, the shareholders approved a stock incentive plan for directors, officers and other key employees of the Company, under which 2,125,000 shares of Class A Common Stock were available for grant. Under the plan, options vest 25% six months from the date of grant and 25% each year thereafter until fully vested and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service. The following is a summary of changes in the stock incentive plan during the years ended December 31:

                                      1996                               1997                              1998
                           ----------------------------     -------------------------------    ------------------------------
                                            WEIGHTED                           WEIGHTED                           WEIGHTED
                                             AVERAGE                           AVERAGE                            AVERAGE
                             NUMBER         EXERCISE          NUMBER           EXERCISE           NUMBER          EXERCISE
                            OF SHARES         PRICE          OF SHARES          PRICE           OF SHARES          PRICE
                           ------------    ------------     ------------    ---------------    -------------    -------------
Beginning of period......            -                          793,625     $        11.33          816,750     $      12.16
Grants...................      793,625     $     11.33          117,779              17.04          471,125             9.95
Exercises................            -                          (59,145)             11.33          (45,913)           11.47
Cancellations............            -                          (35,509)             11.33         (243,368)           12.47
                           ------------                     ------------                       -------------
End of period............      793,625     $     11.33          816,750           $  12.16          998,594     $      11.06
                           ============                     ============                       =============

    Summary information related to stock options outstanding as of December 31, 1998 is as follows:

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                           ----------------------------------    -------------------------------
                                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                           --------------- -- ---------------    -------------- --- ------------
                                                                                REMAINING                            WEIGHTED
                                                              OPTIONS          CONTRACTUAL          NUMBER            AVERAGE
                                         EXERCISE           OUTSTANDING            LIFE           EXERCISABLE        EXERCISE
                                          PRICE             AT 12-31-98         (IN YEARS)        AT 12-31-98          PRICE
                                     -----------------     ---------------    ---------------    --------------     ------------
                                     $ 4.25  - $ 9.25             216,219                9.8               675       $     9.25
                                     $11.33  - $21.92             782,375                8.0           319,714            12.14
                                                           ---------------                       --------------
Total.............................                  -             998,594                  -           320,389                -
                                                           ===============                       ==============
Combined weighted average.........                                                       8.3                         $    12.14
                                                                              ===============                       ============


    The Company accounts for its stock incentive plan based on the intrinsic value of a grant as of the date of the grant in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized in 1998, 1997 or 1996 for options granted under the Company's stock incentive plan. Had compensation cost been recognized in accordance with the fair value provisions of SFAS No. 123, pro forma net income would have been $13.1 million, $31.6 million and $31.3 million in 1998, 1997 and 1996, respectively, and net income per diluted share would have been $0.67, $1.44 and $1.68 in 1998, 1997 and 1996, respectively. The fair value of each option grant, a weighted average of $4.99, $9.84 and $8.55 for options granted in 1998, 1997 and 1996, respectively, was estimated as of the date of grant using the Black-Scholes option pricing model. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The weighted average assumptions used for grants in 1998 were: no dividend yield; expected volatility of 55%; risk-free interest rate of 5.11%; and expected lives of 5 years. The weighted average assumptions used for grants in 1997 were: no dividend yield; expected volatility of 33%; risk-free interest rate of 6.12%; and expected lives of 10 years. The weighted average assumptions used for grants in 1996 were: no dividend yield; expected volatility of 59%, risk free interest rate of 6.65% and expected lives of 10 years.

    In April 1997 the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares of Class A Common Stock, respectively. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.0 million shares as of December 31, 1998.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 11.  NET INCOME PER SHARE

    A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the years ended December 31:

                                                                                   1996            1997            1998
                                                                                ------------    ------------    ------------
                                                                                             (Dollars in thousands)
        Net income:  Basic and diluted.............................             $    32,139     $    32,772     $    14,216
                                                                                ============    ============    ============

        Weighted average number of common shares
            Basic                                                                18,638,423      21,851,732      19,380,119
            Effect of dilutive securities - stock options..........                  34,449         178,706          51,100
                                                                                ------------    ------------    ------------
            Diluted................................................              18,672,872      22,030,438      19,431,219
                                                                                ============    ============    ============

        Net income per share
            Basic..................................................             $      1.72     $      1.50     $      0.73
            Effect of dilutive securities - stock options..........                       -            0.01               -
                                                                                ------------    ------------    ------------
            Diluted................................................             $      1.72     $      1.49     $      0.73
                                                                                ============    ============    ============



NOTE 12.  RELATED PARTY TRANSACTIONS

    For the three years ended December 31, 1998, the Company entered into transactions with the following related parties: the majority stockholder of the Company, entities in which the majority stockholder of the Company has a controlling interest and companies owned by family members of the majority stockholder of the Company. The following amounts represent related party transactions for the years ended December 31:

                                                                                    1996            1997            1998
                                                                                ------------    ------------    ------------
                                                                                            (Dollars in thousands)

        Loans sold to related parties..............................             $       515
        Loans purchased from related parties:
            Loans purchased........................................                  31,033     $    68,668     $    50,353
            Premiums paid .........................................                   1,208           2,658           1,534
        Other fees received from related parties...................                     186
        Payments to related parties:
            Rent payments..........................................                     464             521             581
        Interest paid to principal stockholders on  notes payable to
            stockholder and S distribution notes...................                     612
        Interest received from related parties.....................                                     688             590

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

    The following amounts represent related party balances as of December 31:

                                                                                   1997          1998
                                                                                ----------    ----------
                                                                                 (Dollars in thousands)

Loans serviced for related parties.................................             $  3,882      $  3,298
Receivables from officers and directors of the Company.............                  194            22
Balance outstanding on warehouse lines to related parties..........               12,324
Balance outstanding on loan facility due to majority stockholder...                             64,720



NOTE 13.  FINANCIAL INSTRUMENTS

    The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, selling short United States Treasury Securities is not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale or commitments to fund loans held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon the sale of loans hedged. Net gains and (losses) recognized on hedging activities were ($1,743,000), ($161,000) and $434,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The notional amount of forward sales of United States Treasury Securities at December 31, 1998 was $9.0 million with deferred gains of $29,000.

    The following disclosures of the estimated fair value of financial instruments as of December 31, 1998 and 1997 are made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998


                                                                                           1997                      1998
                                                                                ------------------------- --------------------------
                                                                                 CARRYING      ESTIMATED     CARRYING    ESTIMATED
                                                                                  AMOUNT       FAIR VALUE     AMOUNT     FAIR VALUE
                                                                                -----------  ------------  -----------  ------------
                                                                                              (Dollars in thousands)
    Assets:
        Cash and cash equivalents...................................            $   14,032   $    14,032   $   18,052   $    18,052
        Loans held for sale.........................................                54,872        60,224       24,421        26,116
        Loans receivable held for investment........................                 2,082         2,317       57,667        64,726
        Warehouse financing receivables.............................                12,324        12,324          ---           ---
        Residual interests..........................................                50,238        50,238       48,720        48,720
    Liabilities:
        Warehouse financing facilities..............................                57,742        57,742       17,539        17,539
        Secured term loan facility - related party..................                                           64,720        64,720
        Other borrowings............................................                                            6,545         6,545
        Notes payable ..............................................                    25            25           14            14

    The fair value of loans is estimated based upon prices received by the Company for loans it sells.

    The fair value of warehouse financing receivables is based on rates and terms currently available to companies of similar size as those to which the Company has provided these facilities.

    The fair value of residual interests is estimated based upon discounted cash flows.

    Rates currently available to the Company for debt with similar terms and remaining maturities, were used to estimate the fair value of warehouse financing facilities, other borrowings and the notes payable.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

    The Company is exposed to on-balance sheet credit risk related to its loans held for sale, residual interests and loans receivable held for investment. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate. The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers. At December 31, 1998 and 1997, the Company had outstanding commitments to extend credit in the amounts of $7.8 million and $20.4 million, respectively.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 14.  DOMESTIC AND FOREIGN OPERATIONS

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has two reporting segments: United States operations and United Kingdom operations.

    GEOGRAPHIC AREA - During 1998 and 1997, the Company operated in two geographical areas consisting of the United States and the United Kingdom. There were no significant transfers between geographical areas during such periods.


    The following table represents revenue and income before income tax provisions for the years ended December 31:

                                                           1997          1998
                                                        ----------    ----------
                                                         (Dollars in thousands)

        Revenue:
             United States............................  $  93,772     $  78,383
             United Kingdom...........................      1,877         5,425
                                                        ----------    ----------
                  Total...............................  $  95,649     $  83,808
                                                        ==========    ==========

        Income (loss) before income tax provision:
             United States............................  $  54,680     $  26,314
             United Kingdom...........................     (2,035)       (3,361)
                                                        ----------    ----------
                 Total................................  $  52,645     $  22,953
                                                        ==========    ==========

    The following table represents identifiable assets of the Company as of December 31:

                                                           1997          1998
                                                        ----------    ----------
                                                         (Dollars in thousands)
        Identifiable assets:
             United States............................  $ 128,104     $ 119,202
             United Kingdom...........................     30,043        58,401
                                                        ----------    ----------
                 Total................................  $ 158,147     $ 177,603
                                                        ==========    ==========

                          FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FIRST         SECOND        THIRD         FOURTH
        (Dollars in thousands except per share amounts)                QUARTER       QUARTER       QUARTER       QUARTER
        ------------------------------------------------------------------------------------------------------------------
        1996
             Total revenue.........................................    $ 14,810      $ 17,024      $ 18,922      $ 20,115
             Income before income tax provision....................       7,860         9,306         9,891        11,182
             Net income............................................       7,742         9,167         8,633         6,597
             Comprehensive income..................................       7,742         9,167         8,633         6,559
             Basic net income per share............................        0.48          0.57          0.42          0.30
             Diluted net income per share..........................        0.48          0.57          0.42          0.30

        1997
             Total revenue.........................................    $ 21,437      $ 23,244      $ 23,395      $ 27,573
             Income before income tax provision....................      12,860        13,168        12,106        14,511
             Net income............................................       7,684         7,866         8,188         9,034
             Comprehensive income..................................       7,722         7,863         8,092         9,066
             Basic net income per share............................        0.35          0.36          0.38          0.42
             Diluted net income per share..........................        0.34          0.36          0.37          0.42

        1998
             Total revenue.........................................    $ 25,370      $ 15,810      $ 22,560      $ 20,068
             Income before income tax provision....................      11,667         1,256         6,212         3,818
             Net income............................................       7,262           781         3,833         2,340
             Comprehensive income..................................       7,315           773         3,851         1,666
             Basic net income per share............................        0.35          0.04          0.21          0.13
             Diluted net income per share..........................        0.35          0.04          0.21          0.13

 INDEPENDENT AUDITORS' REPORT
 ----------------------------





To the Board of Directors and Stockholders of First Alliance Corporation

We have audited the accompanying consolidated statements of financial condition of First Alliance Corporation and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Alliance Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Costa Mesa, California
January 25, 1999