Form 10-Q
period 1999-03-31
FIRST ALLIANCE CORP /DE/
filed 1999-05-12
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                17305 VON KARMAN AVENUE, IRVINE, CALIFORNIA 92614
           ------------------------------------------------------------
           (Address of principal executive offices including ZIP Code)

                                 (949) 224-8500
                         ------------------------------
                         (Registrant's telephone number
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of March 31, 1999, the registrant had outstanding, net of treasury shares, 18,139,488 shares of Class A Common Stock.


================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited) as of
         March 31, 1999 and December 31, 1998 .............................   1

         Consolidated Statements of Income (Unaudited) for the quarters
         ended March 31, 1999 and 1998.....................................   2

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the quarters ended March 31, 1999 and 1998....................   3

         Consolidated Statements of Cash Flows (Unaudited) for the quarters
         ended March 31, 1999 and 1998.....................................   4

         Notes to Consolidated Financial Statements........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")....................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  18

Item 2.  Changes in Securities.............................................  19

Item 3.  Defaults Upon Senior Securities...................................  19

Item 4.  Submission of Matters to a Vote of Security Holders...............  19

Item 5.  Other Information.................................................  19

Item 6.  Exhibits and Reports on Form 8-K

         a. Exhibits.......................................................  20

         Reports on Form 8-K...............................................  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             (DOLLARS IN THOUSANDS)
                                                                                             MARCH 31,      DECEMBER 31,
                                                                                               1999            1998
                                                                                          --------------- ---------------
                                                                                                    (UNAUDITED)
                                          ASSETS
Cash and cash equivalents................................................................ $       16,422  $       18,052
Restricted cash..........................................................................          1,476           1,281
Receivable from trusts...................................................................          4,330           4,652
Loans held for sale......................................................................         13,811          24,421
Loans receivable held for investment.....................................................         50,332          57,667
Residual interests in securities - at fair value.........................................         47,928          48,720
Mortgage servicing rights................................................................          9,662          10,033
Property, net............................................................................          9,203           9,733
Prepaid expenses and other assets........................................................          2,749           3,044
                                                                                          --------------- ---------------
   Total assets.......................................................................... $      155,913  $      177,603
                                                                                          =============== ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities........................................................... $        1,315  $       17,539
Secured term loan facility - related party...............................................         58,635          64,720
Other borrowings.........................................................................                          6,545
Accounts payable and accrued liabilities.................................................          7,668           5,757
Income taxes payable.....................................................................          1,566           1,142
Deferred tax liabilities.................................................................          6,753           7,299
Notes payable............................................................................          3,707              14
                                                                                          --------------- ---------------
   Total liabilities.....................................................................         79,644         103,016
                                                                                          --------------- ---------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; 1,000,000 shares authorized; no shares outstanding......
Class A Common Stock, $.01 par value; 50,000,000 shares authorized; shares issued
   and outstanding:  22,186,288 at March 31, 1999 and at December 31, 1998...............            223             223
Additional paid in capital...............................................................         65,813          65,298
Retained earnings........................................................................         63,365          61,326
Treasury stock - at cost:  4,046,800 shares at March 31, 1999 and at December 31, 1998...        (51,582)        (51,582)
Accumulated other comprehensive income...................................................         (1,550)           (678)
                                                                                          --------------- ---------------
   Total stockholders' equity............................................................         76,269          74,587
                                                                                          --------------- ---------------
        Total liabilities and stockholders' equity....................................... $      155,913  $      177,603
                                                                                          =============== ===============



                 See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                               FOR THE QUARTERS
                                                                                                ENDED MARCH 31,
                                                                                        -------------------------------
                                                                                              1999            1998
                                                                                        --------------- ---------------
                                                                                                  (UNAUDITED)
REVENUE:
   Loan origination and sale............................................................$       14,064  $       17,302
   Interest.............................................................................         4,442           6,191
   Loan servicing and other.............................................................         1,111           1,877
                                                                                        --------------- ---------------
     Total revenue......................................................................        19,617          25,370
                                                                                        --------------- ---------------

EXPENSE:
   Compensation and benefits............................................................         5,201           5,890
   Advertising..........................................................................         1,679           1,856
   Professional services and other fees ................................................           799           1,112
   Facilities and insurance.............................................................           945             977
   Supplies.............................................................................           400             705
   Depreciation and amortization........................................................           484             412
   Interest.............................................................................         3,555           1,822
   Legal................................................................................         2,267             360
   Travel and training..................................................................           318             367
   Other................................................................................           570             202
                                                                                        --------------- ---------------
      Total expense.....................................................................        16,218          13,703
                                                                                        --------------- ---------------

INCOME BEFORE INCOME TAX PROVISION......................................................         3,399          11,667

INCOME TAX PROVISION....................................................................         1,360           4,405
                                                                                        --------------- ---------------

NET INCOME                                                                              $        2,039  $        7,262
                                                                                        =============== ===============

NET INCOME PER SHARE:
     Basic..............................................................................$         0.11  $         0.35
                                                                                        =============== ===============
     Diluted ...........................................................................$         0.11  $         0.35
                                                                                        =============== ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     Basic..............................................................................    18,139,488      20,799,681
     Diluted ...........................................................................    18,177,191      20,925,002




                 See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                                                FOR THE QUARTERS
                                                                                                 ENDED MARCH 31,
                                                                                         -------------------------------
                                                                                               1999              1998
                                                                                         --------------- ---------------
                                                                                                    (UNAUDITED)

NET INCOME...............................................................................$        2,039  $        7,262

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustment net of income taxes of $582 and $32 for
     1999 and 1998, respectively.........................................................          (872)             53
                                                                                         --------------- ---------------
COMPREHENSIVE INCOME.....................................................................$        1,167  $        7,315
                                                                                         =============== ===============
















                 See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                                FOR THE QUARTERS
                                                                                                 ENDED MARCH 31,
                                                                                         -------------------------------
                                                                                               1999            1998
                                                                                         --------------- ---------------
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................................$        2,039  $        7,262
Adjustments to reconcile net income to net cash provided by
operating activities:
     Capitalized residual interests and mortgage servicing rights........................        (4,465)         (7,314)
     Accretion of residual interest in securities........................................        (1,071)         (2,820)
     Collection of residual interest in securities.......................................         4,985           5,744
     Deferred income taxes...............................................................                         5,049
     Amortization of mortgage servicing rights...........................................         1,714             853
     Amortization of debt issuance costs.................................................           679
     Depreciation and amortization ......................................................           484             412
     Deferred stock compensation.........................................................                            42
     Accretion of discounts on loans receivable..........................................                           (11)
     Recognition of deferred fees on loans receivable held for investment................          (462)
     Provision for loan losses...........................................................           195
     Foreign currency transaction gain...................................................                           (10)
     Loss  on sales of property..........................................................             6
   Changes in assets and liabilities:
     Restricted cash.....................................................................          (195)           (172)
     Receivable from trusts..............................................................           319          (1,520)
     Loans held for sale.................................................................        10,391          (5,399)
     Prepaid expenses and other assets...................................................           118             331
     Accounts payable and accrued liabilities............................................         1,941           6,806
     Income taxes payable................................................................           424          (2,507)
                                                                                         --------------- ---------------
         Net cash provided by operating activities.......................................        17,102           6,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments on warehouse financing receivable.............................................                         9,558
Capital expenditures.....................................................................           (22)         (2,162)
Collections on loans receivable held for investment......................................         6,286              76
Proceeds from sale of property...........................................................            22
                                                                                         --------------- ---------------
         Net cash provided by investing activities.......................................         6,286           7,472

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on warehouse financing facilities.........................................       (22,309)        (14,689)
Repayments to other borrowings...........................................................        (6,545)
Purchase of treasury stock...............................................................                        (8,106)
Proceeds from issuance of stock..........................................................                           227
Net (repayments) borrowings on notes payable.............................................         3,693              (9)
                                                                                         --------------- ---------------
         Net cash used in financing activities...........................................       (25,161)        (22,577)

Net effect of exchange rate changes on cash..............................................           143              21
                                                                                         --------------- ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS................................................        (1,630)         (8,338)
CASH AND CASH EQUIVALENTS, beginning of period...........................................        18,052          14,032
                                                                                         --------------- ---------------
CASH AND CASH EQUIVALENTS, end of period.................................................$       16,422  $        5,694
                                                                                         =============== ===============

              See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                                                                FOR THE QUARTERS
                                                                                                 ENDED MARCH 31,
                                                                                         -------------------------------
                                                                                               1999            1998
                                                                                         --------------- ---------------
                                                                                                   (UNAUDITED)
SUPPLEMENTAL INFORMATION:
Interest paid............................................................................$        2,110  $        1,818
                                                                                         =============== ===============
Income taxes paid........................................................................$          935  $        1,903
                                                                                         =============== ===============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment..................$          219  $            -
                                                                                         =============== ===============
Transfer of loans held for investment to real estate owned...............................$           55  $           79
                                                                                         =============== ===============
Stock warrants issued as debt issuance costs.............................................$          515  $            -
                                                                                         =============== ===============
Components of Effect of Exchange Rate Changes on Cash:
     Receivable from trusts..............................................................$            3  $            -
     Loans held for sale.................................................................             -            (546)
     Loans receivable held for investment................................................         1,575               -
     Property............................................................................             -              (6)
     Prepaid expenses and other assets...................................................            13              (6)
     Warehouse financing facilities......................................................             -             533
     Accounts payable and accrued liabilities............................................           (30)              9
     Deferred tax liabilities............................................................          (546)            (26)
     Foreign currency transaction gain...................................................             -              10
     Accumulated other comprehensive income..............................................          (872)             53
                                                                                         --------------- ---------------
         Net effect of exchange rate changes on cash.....................................$          143  $           21
                                                                                         =============== ===============






                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998


NOTE 1.  GENERAL

      The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the Company), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

      The financial information provided herein, including the information under the heading Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filing on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1998, together with the MD&A for such period.


HEDGING ACTIVITIES

      The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are recognized in earnings. Gains recognized on hedging activities were $630,000 and $90,000 for the quarters ended March 31, 1999 and 1998, respectively. The notional amount of forward sales of United States Treasury Securities was $14 million at March 31, 1999 and deferred gain was $1,000.

      The Company bears a foreign currency risk related to its $66 million secured term loan facility, which provides long-term financing for its United Kingdom subsidiary. This risk is a result of the Company's obligation to repay the facility in US denominated currency, while the underlying collateral represents loans denominated in British Pounds. The Company has hedged this risk by entering into 24 individual foreign currency put options and 24 individual foreign currency call options of 1 million British pounds each, which mature monthly. The put options provide the Company the option to sell the foreign currency to a third party at a strike price of 1.542 dollars to the British Pound. Therefore, the Company has protected itself, to the extent of the hedged amount, against the foreign currency exchange rate falling below the strike price of 1.542. The call options, however, provide the third party the option to buy the foreign currency from the Company at a strike price of 1.687 dollars to the British Pound.


STOCK REPURCHASE PROGRAM

     In April 1997 the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Class A Common Stock. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.0 million shares as of March 31, 1999. The Company, however, did not repurchase any shares during the fourth quarter of 1998 and the first quarter of 1999.

NET INCOME PER SHARE

      A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the quarters ended March 31:

                                                                                                 1999            1998
                                                                                           --------------- ---------------

  Net income:  Basic and diluted (dollars in thousands)....................................$        2,039  $        7,262
                                                                                           =============== ===============

  Weighted average number of common shares
     Basic.................................................................................    18,139,488      20,779,681
     Effect of dilutive securities - stock options.........................................        37,703         145,321
                                                                                           --------------- ---------------
     Diluted...............................................................................    18,177,191      20,925,002
                                                                                           =============== ===============

  Net income per share
     Basic.................................................................................$         0.11  $         0.35

     Effect of dilutive securities - stock options.........................................             -               -
                                                                                           --------------- ---------------
     Diluted...............................................................................$         0.11  $         0.35
                                                                                           =============== ===============


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

    The following table represents revenue and income before income tax provisions of the operating segments for the quarters ended March 31:

                                                                                               1999            1998
                                                                                         --------------- ---------------
                                                                                              (Dollars in thousands)
        Revenue:
             United States...............................................................$       17,469  $       24,341
             United Kingdom..............................................................         2,148           1,029
                                                                                         --------------- ---------------
                 Total...................................................................$       19,617  $       25,370
                                                                                         =============== ===============

        Income (loss) before income tax provision:
             United States...............................................................$        2,992  $       12,167
             United Kingdom..............................................................           407            (500)
                                                                                         --------------- ---------------
                 Total...................................................................$        3,399  $       11,667
                                                                                         =============== ===============


    The following table represents identifiable assets of the operating segments as of:

                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1999             1998
                                                                                       ----------------  ---------------
                                                                                            (Dollars in thousands)
        Identifiable assets:
             United States.............................................................$       103,485   $      119,202
             United Kingdom............................................................         52,428           58,401
                                                                                       ----------------  ---------------
                 Total.................................................................$       155,913   $      177,603
                                                                                       ================  ===============


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

      During the fourth quarter of 1998, the Company's $175 million, $125 million and 50 million British pounds warehouse financing facilities expired, and were not renewed. In December 1998, the Company entered into a $150 million warehouse financing facility and a secured term loan facility of approximately $66 million. In March 1999, the Company entered into an additional $20 million warehouse financing facility. The $150 million warehouse financing facility is secured by loans originated or purchased by the Company, expires in December 1999, and bears interest at a rate ranging between 1.25% to 1.75% over one month United States (US) dollar denominated London Interbank Offered Rate (LIBOR). As partial consideration for the $150 million warehouse financing facility, the Company agreed to grant the warehouse lender stock warrants that may be exercised by the lender to purchase one percent (1%) of the Company's Common Stock on a diluted basis, with an effective date in February 1999. The $66 million secured term loan facility, which was entered into with a company owned by the majority stockholders of FACO, Brian and Sarah Chisick, and is secured by United Kingdom mortgages held for investment, bears a fixed interest rate of 8.5%, and matures as the underlying pledged mortgages are liquidated. The $20 million warehouse financing facility, which is secured by loans originated or purchased by the Company, and currently bears interest at a rate of 2.25% over the 30-day US dollar denominated LIBOR, expires in September 1999. These facilities contain certain affirmative and negative covenants with which the Company was in compliance at March 31, 1999.

      Although management expects that the Company will be able to maintain these financing agreements, there can be no assurance that the Company will be able to do so. The Company is therefore continuing to pursue other financing agreements. To the extent that the Company is not successful in maintaining or replacing the existing financing agreements, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

      The Company bears a foreign currency risk related to its $66 million secured term loan facility, which provides long-term financing for its United Kingdom subsidiary. This risk is a result of the Company's obligation to repay the facility in US denominated currency, while the underlying collateral represents loans denominated in British Pounds. The Company has hedged this risk by entering into 24 individual foreign currency put options and 24 individual foreign currency call options of 1 million British pounds each, which mature monthly. The put options provide the Company the option to sell the foreign currency to a third party at a strike price of 1.542 dollars to the British Pound. Therefore, the Company has protected itself, to the extent of the hedged amount, against the foreign currency exchange rate falling below the strike price of 1.542. The call options, however, provide the third party the option to buy the foreign currency from the Company at a strike price of 1.687 dollars to the British Pound. Consequently, the Company bears the risk between any market fluctuation ranging from 1.687 to 1.542.

      The Company's average loan-to-value (LTV) for loan originations and purchases has historically ranged between 60% and 65%. Consequently, the Company's product has been susceptible to heavy solicitation for refinancing. This has resulted in average constant prepayment rates (CPRs) experienced by the Company to be greater than that of the industry, which in turn has negatively affected mortgage servicing rights and the recognition of income on residual interest. Continued increase in CPRs may have a negative impact on the Company financial condition, result of operations, and cash flows.

      In September 1998, the Company was informed by the United States Department of Justice (DOJ) that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company (see Item 1. Legal Proceedings).

      On March 4, 1999, the Company advised state officials of its intent to sue the Washington State Department of Financial Institutions (the Department) and several of its employees for damages sustained as a result of their publication of a series of false and defamatory statements about the Company. After its on-site examination in February 1999, the Department demanded that the Company produce thousands of additional pages of documents, as well as records concerning the Company's business activities outside the State of Washington. The Company refused and attempted, unsuccessfully, to reach an agreement with the Department on these issues. Subsequently, on May 5, 1999, the Department threatened the Company with license revocation. The Company believes that the matters raised therein are without merit.

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


RECENT ACCOUNTING PRONOUNCEMENTS

      Beginning with the first quarter of 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. The adoption of this standard did not have a material effect on the Company's financial reporting.

      In February 1998, FASB issued SFAS No. 132. "Employers' Disclosure about Pensions and Other Postretirement Benefits." which is effective for annual and interim periods beginning after December 15, 1997. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures that are no longer useful as they were under previous statements. The adoption of this standard had no impact on the Company's current presentation of financial statements.

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

      In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which will become effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on its ability and intent to sell or hold those investments. The adoption of this standard did not have a material effect on the Company's financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

OVERVIEW

      The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which is currently comprised of 32 offices in the United States (eight of which are located in California, four of which are located in New York, three of which are located in Ohio and New Jersey, two of which are located in Illinois and Maryland, and one of which is located in each of Arizona, Colorado, Florida, Georgia, Minnesota, Oregon, Pennsylvania, Utah, Virginia and Washington (see Recent Developments)). In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

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

      Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. In accordance with SFAS No. 115 and SFAS No. 134, the Company classifies the residual interests as trading securities, which are carried at fair value. The difference between the fair value of residual interests and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue.


RECENT DEVELOPMENTS

      On March 4, 1999, the Company advised state officials of its intent to sue the Washington State Department of Financial Institutions (the Department) and several of its employees for damages sustained as a result of their publication of a series of false and defamatory statements about the Company. After its on-site examination in February 1999, the Department demanded that the Company produce thousands of additional pages of documents, as well as records concerning the Company's business activities outside the State of Washington. The Company refused and attempted, unsuccessfully, to reach an agreement with the Department on these issues. Subsequently, on May 5, 1999, the Department threatened the Company with license revocation. The Company believes that the matters raised therein are without merit.

      In March 1999, the Company entered into an additional warehouse financing facility of approximately $20 million, which is secured by loans originated and purchased by the Company, currently bears interest at 2.25% over US denominated LIBOR, and expires in September 1999.

      In February 1999, the Company refinanced its 40,000 square foot office building in Irvine, California, and received proceeds of approximately $3.7 million. The loan bears an interest rate of 6.9% and matures on March 1, 2009, at which time a principal balance of $2.5 million is due.

      In December 1998, the Company discontinued both loan originations in the United Kingdom and also the marketing efforts with regard to its real estate secured credit card program. The discontinuation of such programs was primarily due to results that were lower than anticipated. The Company will continue to service for itself the existing United Kingdom loans of approximately 35 million British pounds and service, on behalf of others, the credit card accounts of approximately $26 million. The Company currently intends to hold the United Kingdom loans to maturity, and therefore reclassified such from loans held for sale to loans receivable held for investment. The Company does not believe that the discontinuation of these programs will have a material effect on the Company's financial condition, result of operations or cash flows.

      The Company has temporarily closed three retail branch offices, one of which is located in each of California, Georgia and Ohio, due to staffing reorganization. The Company also did not open any new retail branch offices during the first quarter of 1999.


LOAN ORIGINATIONS AND PURCHASES
                                                                                              AT OR FOR THE QUARTERS
                                                                                                 ENDED MARCH 31,
                                                                                          -----------------------------
                                                                                               1999           1998
                                                                                          -------------- --------------
                                                                                              (Dollars in thousands)
Loan originations and purchases:
      Retail originations................................................................ $      87,328  $     120,800
      Wholesale purchases................................................................         3,667         28,663
                                                                                          -------------- --------------
           Total......................................................................... $      90,995  $     149,463
                                                                                          ============== ==============

Number of retail branches as of the end of the period:
      United States:
           California....................................................................             8              7
           Other states..................................................................            24             23
      United Kingdom.....................................................................            -               4
                                                                                          -------------- --------------
           Total.........................................................................            32             34
                                                                                          ============== ==============

Weighted average initial interest rate...................................................           9.2%           9.5%
Weighted average initial combined loan-to-value ratio....................................          64.6%          63.7%
Average retail origination loan size..................................................... $          94  $          91


      Total originations and purchases decreased 39% during the first quarter of 1999 as compared to the first quarter of 1998. Retail originations decreased 28% during the first quarter of 1999 as compared to the corresponding period in 1998, primarily as a result of a reduction in retail branch offices and tightening of the Company's underwriting guidelines. Wholesale purchases decreased 87% primarily due to the discontinuation of the Company's wholesale low loan-to-value (LTV) program.


LOAN SALES

                                                                                               FOR THE QUARTERS
                                                                                                ENDED MARCH 31,
                                                                                         -----------------------------
                                                                                              1999           1998
                                                                                         -------------- --------------
                                                                                             (Dollars in thousands)

 Securitizations........................................................................ $      115,001  $      110,001
 Whole loan sales.......................................................................         12,579          41,286
                                                                                         --------------- ---------------
       Total............................................................................ $      127,580  $      151,287
                                                                                         =============== ===============

      Loan sales, including securitizations of loans, decreased 16% for the first quarter of 1999 as compared to the first quarter of 1998, due to decreases in loan originations and purchases during 1999.

COMPOSITION OF REVENUE AND EXPENSE

      The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                                                              FOR THE QUARTERS
                                                                                               ENDED MARCH 31,
                                                                                       -------------------------------
                                                                                             1999           1998
                                                                                       --------------- ---------------
REVENUE:
    Loan origination and sale:
       Gain on sale of loans...........................................................         20.1 %          20.3 %
       Net loan origination and other fees.............................................         51.6            47.9
    Interest...........................................................................         22.6            24.4
    Loan servicing and other ..........................................................          5.7             7.4
                                                                                       --------------- ---------------
       Total revenue...................................................................        100.0           100.0
                                                                                       --------------- ---------------
EXPENSE:
    Compensation and benefits..........................................................         26.5            23.2
    Advertising........................................................................          8.6             7.3
    Professional services and other fees ..............................................          4.1             4.4
    Facilities and insurance...........................................................          4.8             3.9
    Supplies...........................................................................          2.0             2.8
    Depreciation and amortization......................................................          2.5             1.6
    Interest...........................................................................         18.1             7.2
    Legal..............................................................................         11.6             1.4
    Travel and training................................................................          1.6             1.4
    Other..............................................................................          2.9             0.8
                                                                                       --------------- ---------------
       Total expense...................................................................         82.7            54.0
                                                                                       --------------- ---------------
Income before income tax provision.....................................................         17.3            46.0
Income tax provision...................................................................          6.9            17.4
                                                                                       --------------- ---------------
Net income.............................................................................         10.4 %          28.6 %
                                                                                       =============== ===============


RESULTS OF OPERATIONS

REVENUE
      The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                                                FOR THE QUARTERS
                                                                                                 ENDED MARCH 31,
                                                                                       ----------------------------------
                                                                                              1999             1998
                                                                                       ------------------ ---------------
                                                                                              (Dollars in thousands)
     Loan origination and sale:
        Gain on sale of loans (1)......................................................$           3,947  $        5,143
        Net loan origination and other fees............................................           10,117          12,159
     Interest..........................................................................            4,442           6,191
     Loan servicing and other..........................................................            1,111           1,877
                                                                                       ------------------ ---------------
        Total revenue..................................................................$          19,617  $       25,370
                                                                                       ================== ===============

(1)      Excluding net loan origination and other fees.

      Total revenue decreased 23% or $5.8 million for the first quarter of 1999 as compared to the first quarter of 1998 primarily due to lower loan origination and sale revenue, interest income, and loan servicing and other revenue.

      Loan origination and sale revenue decreased 19% to $14.1 million in the first quarter of 1999 from $17.3 million for the first quarter of 1998, primarily due to a $1.2 million decrease in gain on sale of loans and a $2.0 million decrease in net loan origination and other fees.

     The decrease in gain on sale of loans of $1.2 million is primarily related to a decrease in gain from the Company's securitization and a reduction in gain on sale from whole loan sales.

     The decrease in gain from securitization is the result of a decrease in the value of residual interest and mortgage servicing rights, partially offset by an increase in hedging gain and a reduction of premiums paid on wholesale loans. The value of residual interest and mortgage servicing rights decreased by $2.9 million as compared to the prior year quarter. Residual interest and mortgage servicing rights as a percentage of loans securitized totaled 3.9% during the first quarter of 1999 as compared to 6.7% during the same period in 1998. The decrease in the value of residual interest and mortgage servicing rights was primarily related to an increase in the constant prepayment rate (CPR) assumptions, which are based on experienced empirical data and an increase in the discount rate. The Company increased its CPRs to 30% for fixed rate loans and 63% for adjustable rate mortgages (ARMs) during the first quarter of 1999 from 25% for fixed rate loans and 40% for ARMs during the first quarter of 1998. The Company also increased its discount rate to 18% during the first quarter of 1999 from 15% during the same period in 1998. The reduction in the value of residual interest was partially offset by a $0.5 million gain from hedging activities and a reduction of $1.9 million in wholesale premium paid.

     Gain on sale of wholesale loans decreased by $0.7 million, primarily due to a decrease in whole loan sales as compared to the prior year quarter, coupled with a reduction in premiums earned in the current quarter.

     Net loan origination and other fees decreased by 17% or $2.0 million during the first quarter of 1999 as compared to prior year quarter. Such decrease is primarily related to a 17% decrease in the sale of retail originated loans.

     Interest income decreased 28% or $1.7 million during the first quarter of 1999 as compared to the corresponding period in 1998. The decrease was primarily related to a $1.8 million decrease in interest earned on residual interests, a $0.5 million decrease in interest earned on loans held for sale, partially offset by $0.6 million increase in interest earned on loans held for investment. The decrease in residual interest is due to an increase in CPRs experienced by the Company, while the decrease in loans held for sale interest is due to a decrease in average balance of loans held for sale. Additionally, the increase in interest related to loans held for investment was due to an increase in average balance of the United Kingdom portfolio.

     Loan servicing and other decreased by 41% or $0.8 million during the first quarter of 1999 as compared to the corresponding period in 1998. This decrease is primarily related to an increase in the amortization of mortgage servicing rights due to an increase in CPRs experienced by the Company during the first quarter of 1999.

EXPENSE

      The following table sets forth the components of the Company's expense for the periods indicated:

                                                                                                 FOR THE QUARTERS
                                                                                                  ENDED MARCH 31,
                                                                                          -------------------------------
                                                                                                1999           1998
                                                                                          --------------- ---------------
                                                                                               (Dollars in thousands)

     Compensation and benefits............................................................$        5,201  $        5,890
     Advertising..........................................................................         1,679           1,856
     Professional services and other fees ................................................           799           1,112
     Facilities and insurance.............................................................           945             977
     Supplies.............................................................................           400             705
     Depreciation and amortization.......................................................            484             412
     Interest.............................................................................         3,555           1,822
     Legal................................................................................         2,267             360
     Travel and training..................................................................           318             367
     Other................................................................................           570             202
                                                                                          --------------- ---------------
        Total expense.....................................................................$       16,218  $       13,703
                                                                                          =============== ===============

      Total expense increased 18% or $2.5 million for the first quarter of 1999 as compared to the first quarter of 1998, primarily due to increase in interest and legal expense, partially offset by decrease in compensation and benefits, advertising, professional services and supplies.

      The increase in interest expense of $1.7 million during the first quarter of 1999 as compared to the corresponding period in 1998 is primarily related to a $ 0.7 million increase in debt issuance costs and $0.5 million increase related to interest expense on the secured term loan facility. Additionally, the increase in the Company's portfolio of credit cards serviced during 1998 resulted in a $0.5 million increase in cost of funds related to the program.

      The increase in legal expenses of $1.9 million during the first quarter of 1999 as compared to the corresponding period in 1998 is related to ongoing legal matters (see Part II., Item 1. Legal Proceedings). Approximately $0.6 million of such amount represents accruals for legal settlements.

      The decrease in compensation and benefits, advertising, professional services and supplies of 16% or $1.5 million during the first quarter of 1999 as compared to the corresponding prior year period is primarily the result of a 28% decrease in retail loan originations, the discontinuation of the Company's credit card and United Kingdom origination operations in December of 1998, and the Company's overall cost reduction strategy.


INCOME TAXES

      The Company's estimated tax rate for the quarters ended March 31, 1999 and 1998 was 40.0% and 37.8%, respectively. The increase in the Company's estimated tax rate is primarily due to a change in geographical concentration of the Company's business.


SERVICING

      The Company's servicing portfolio grew by approximately $25 million over March 31, 1998, despite an increase in the rate of prepayments. The weighted average coupon related to the Company's servicing portfolio as of March 31, 1999 was 9.9%, while the average servicing fee percentage recognized for the first quarter was .53%.

      The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

UNITED STATES                                                                  AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 1999            DECEMBER 31, 1998             MARCH 31, 1998
                                         --------------------------- --------------------------- ---------------------------
                                                           % OF                       % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          thousands)    PORTFOLIO     thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing Portfolio..................... $    810,242                $    802,034                $    802,529
                                         =============               =============               =============
30-59 days delinquent................... $      6,481          0.8%  $      9,144          1.1%  $      8,085          1.0%
60-89 days delinquent...................        6,044          0.7          6,097          0.8          5,473          0.7
90 days or more delinquent..............       19,824          2.5         18,449          2.3         20,259          2.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $     32,349          4.0%  $     33,690          4.2%  $     33,817          4.2%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $      1,458          0.2%  $      2,063          0.2%  $      1,950          0.2%
                                         ============= ============= ============= ============= ============= =============

UNITED KINGDOM                                                                 AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 1999            DECEMBER 31, 1998             MARCH 31, 1998
                                         --------------------------- --------------------------- ---------------------------
                                                           % OF                       % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          Thousands)    PORTFOLIO     Thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing Portfolio..................... $     55,636                $     63,629                $     38,008
                                         =============               =============               =============
30-59 days delinquent................... $      2,886          5.2%  $      2,421          3.8%  $      1,588          4.2%
60-89 days delinquent...................        2,634          4.7          1,697          2.7            212          0.6
90 days or more delinquent..............        5,256          9.5          4,015          6.3            873          2.3
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $     10,776         19.4%  $      8,133         12.8%  $      2,673          7.1%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $          -          0.0%  $          -          0.0%  $          -          0.0%
                                         ============= ============= ============= ============= ============= =============


COMBINED                                                                       AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 1999            DECEMBER 31, 1998             MARCH 31, 1998
                                         --------------------------- --------------------------- ---------------------------
                                                          % OF                        % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          thousands)    PORTFOLIO     thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing Portfolio..................... $    865,878                $    865,663                $    840,537
                                         =============               =============               =============
30-59 days delinquent................... $      9,367          1.1%  $     11,565          1.3%  $      9,673          1.1%
60-89 days delinquent...................        8,678          1.0          7,794          0.9          5,685          0.7
90 days or more delinquent..............       25,080          2.9         22,464          2.6         21,132          2.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $     43,125          5.0%  $     41,823          4.8%  $     36,490          4.3%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $      1,458          0.2%  $      2,063          0.2%  $      1,950          0.2%
                                         ============= ============= ============= ============= ============= =============

                                                                                                  FOR THE QUARTERS
                                                                                                   ENDED MARCH 31,
                                                                                          -------------------------------
                                                                                                1999            1998
                                                                                          --------------- ---------------
                                                                                               (Dollars in thousands)

Average servicing portfolio (2).........................................................  $     865,771   $       819,811
Net losses (3)..........................................................................  $         373   $           230
Percentage of average servicing portfolio - annualized..................................           0.17%             0.11%


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

      During the fourth quarter of 1998, the Company's $175 million, $125 million and 50 million British pounds warehouse financing facilities expired, and were not renewed. In December 1998, the Company entered into a $150 million warehouse financing facility and a secured term loan facility of approximately $66 million. In March 1999, the Company entered into an additional $20 million warehouse financing facility. The $150 million warehouse financing facility is secured by loans originated or purchased by the Company, expires in December 1999, and bears interest at a rate ranging between 1.25% to 1.75% over 30-day United States dollar denominated LIBOR. As partial consideration for the $150 million warehouse financing facility, the Company agreed to grant the warehouse lender stock warrants that may be exercised by the lender to purchase one percent (1%) of the Company's Common Stock on a diluted basis, with an effective date in February 1999. The $66 million secured term loan facility, which was entered into with a company owned by the majority stockholders of FACO, Brian and Sarah Chisick, and is secured by United Kingdom mortgages held for investment, bears a fixed interest rate of 8.5%, and matures as the underlying pledged mortgages are liquidated. The $20 million warehouse financing facility, which is secured by loans originated or purchased by the Company, and currently bears interest at a rate of 2.25% over the 30-day US dollar denominated LIBOR, expires in September 1999. These facilities contain certain affirmative and negative covenants with which the Company was in compliance at March 31, 1999.

      Although management expects that the Company will be able to maintain these financing agreements, there can be no assurance that the Company will be able to do so. The Company is therefore continuing to pursue other financing agreements. To the extent that the Company is not successful in maintaining or replacing the existing financing agreements, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

      The Company bears a foreign currency risk related to its $66 million secured term loan facility, which provides long-term financing for its United Kingdom subsidiary. This risk is a result of the Company's obligation to repay the facility in US denominated currency, while the underlying collateral represents loans denominated in British Pounds. The Company has hedged this risk by entering into 24 individual foreign currency put options and 24 individual foreign currency call options of 1 million British pounds each, which mature monthly. The put options provide the Company the option to sell the foreign currency to a third party at a strike price of 1.542 dollars to the British Pound. Therefore, the Company has protected itself, to the extent of the hedged amount, against the foreign currency exchange rate falling below the strike price of 1.542. The call options, however, provide the third party the option to buy the foreign currency from the Company at a strike price of 1.687 dollars to the British Pound. Consequently, the Company bears the risk between any market fluctuation ranging from 1.687 to 1.542.

      In February 1999, the Company refinanced its 40,000 square foot office building and received proceeds of approximately $3.7 million. The loan bears an interest rate of 6.9% and matures on March 1, 2009, at which time a principal balance of $2.5 million is due.

      In April 1997, the Board of Directors of the Company authorized the repurchase of up to 7.5 million shares of Class A Common Stock. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.0 million shares as of March 31, 1999. The Company, however, did not repurchase any shares during the fourth quarter of 1998 and the first quarter of 1999.

      As of March 31, 1999 the Company had commitments to fund loans of $5.2 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $22,000 and $2.2 million for the three months ended March 31, 1999 and 1998, respectively. In the first quarter of 1998, the Company's new telemarketing center was opened in a 40,000 square-foot office building in Irvine, California which the Company purchased in July 1997. The decrease in capital expenditures during the first quarter of 1999 was partially due to the Company's overall cost reduction strategy. In addition, during the first quarter of 1998, the Company incurred $1.1 million of leasehold improvements related to the new telemarketing center.


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

      The Company has implemented a formal five-step plan in order to address the Year 2000 issue: (1) Awareness, (2) Inventory, (3) Assessment, (4) Renovation, and (5) Testing and Implementation. The plan addresses hardware and software purchased or leased from outside vendors, in-house developed software, telecommunication equipment and facilities. The first four steps of the plan have been completed and, thus far, the Company has been required to replace or renovate only a small amount of its older computer equipment to comply with the Year 2000 issue. The Company expects to complete the last step of the plan by the second quarter of 1999. Because the majority of the Company's computer software and hardware was purchased or developed recently and was designed to be Year 2000 compliant, the Company does not expect its costs to be material in addressing the Year 2000 issue.

      The Company has initiated formal communication with its significant outside vendors to determine the extent to which the Company may be vulnerable to Year 2000-related risks in the event that those parties fail to properly address their own Year 2000 issues. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner. A contingency plan for outside vendors has not yet been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company expects to complete its analysis and contingency plan by June 30, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of March 31, 1999, no material changes with regard to market risk from the preceding fiscal year were noted.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Class A Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The plaintiffs in this class action suit are seeking an unspecified amount of damages. The Company is currently in discovery.

     In September 1998, the Company was informed by the United States Department of Justice (DOJ) that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk. The suit seeks to enjoin the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company has filed a motion to vacate the injunction. A hearing is expected in May 1999.

     In November 1998, the Attorney General of Minnesota filed an action on behalf of the State against the Company in Ramsey County District Court. The suit alleges violations of the Minnesota Uniform Deceptive Trade Practices Act, the Consumer Fraud Act, Truth in Lending Act and related federal regulations. The Attorney General seeks injunctive relief, restitution, civil penalties, attorneys' fees and costs. The Company has agreed to discontinue writing ARMs.

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company has filed a motion to dismiss, which will be heard sometime on May 18, 1999.

     In December 1998, the American Association of Retired Persons (AARP) filed an action against the Company and against Brian and Sarah Chisick in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. On April 1, 1999, the Court struck without leave to amend the prayer for relief seeking revocation of the Company's licenses. It also struck the conspiracy allegations, the restitution and treble damages for relief, with leave to amend. The AARP has until mid-May 1999 to file an amended complaint.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including 17 lawsuits alleging misleading lending practices, some of which have been filed either as class actions or under private attorney general statutes. Given the preliminary state of these proceedings, the Company is currently unable to determine the probability or reasonably estimate any potential loss, if any, related to the ultimate outcome of the cases.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Effective April 12, 1999, Wendy Rianda resigned as Vice President and General Counsel of the Company.

     Effective April 12, 1999, the Company appointed Craig Zimmerman as Vice President and General Counsel of the Company.

     Effective April 27, 1999, the Company appointed Dan Stevenson as a member of the Board of Directors.

     Effective April 30, 1999, Albert Lord resigned as a member of the Board of Directors of the Company.

     Effective May 10, 1999, Craig Zimmerman was terminated from his position as Vice President and General Counsel of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
-------                      ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2    Form of Pooling and Servicing Agreement (Incorporated by reference to
        Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)

10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to
        Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to
        Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company (Incorporated by reference to
        Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-28706)
10.20 Deed of Trust Note dated as of February 19, 1999, between The Ohio National Life Insurance Company and the Company *
27      Financial Data Schedule *
----------------
* Filed herewith.


      (b) Reports on Form 8-K:
               None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:  May 12, 1999                             /s/  BRIAN CHISICK
     ----------------------             ----------------------------------------
                                                     Brian Chisick
                                         President and Chief Executive Officer



Date:  May 12, 1999                             /s/  FRANCISCO NEBOT
     ----------------------             -------------------------------
                                                    Francisco Nebot
                                               Executive Vice President
                                              Principal Financial Officer