Form 10-Q
period 1999-06-30
FIRST ALLIANCE CORP /DE/
filed 1999-08-09
CIK 1029321

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

           For the quarterly period and six months ended June 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     As of July 30, 1999, the registrant had outstanding, net of treasury shares, 18,139,488 shares of Class A Common Stock.


================================================================================


                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (Unaudited) as of
          June 30, 1999 and December 31, 1998 ..............................................    1

          Consolidated Statements of Income (Unaudited) for the quarters
          and six months ended June 30, 1999 and 1998.......................................    2

          Consolidated Statements of Comprehensive Income (Unaudited)
          for the quarters and six months ended June 30, 1999 and 1998......................    3

          Consolidated Statements of Cash Flows (Unaudited) for the quarters
          and six months ended June 30, 1999 and 1998.......................................    4

          Notes to Consolidated Financial Statements........................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("MD&A")....................................................   10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................   18

Item 2.   Changes in Securities.............................................................   19

Item 3.   Defaults Upon Senior Securities...................................................   19

Item 4.   Submission of Matters to a Vote of Security Holders...............................   19

Item 5.   Other Information.................................................................   19

Item 6.   Exhibits and Reports on Form 8-K

               a. Exhibits ................................................................    20

               b. Reports on Form 8-K .....................................................    21


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         FIRST ALLIANCE CORPORATION

                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           (DOLLARS IN THOUSANDS)

                                                                                              JUNE 30,      DECEMBER 31,
                                                                                                1999            1998
                                                                                          ---------------- ----------------
                                                                                                     (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...............................................................  $        21,961  $        18,052
Restricted cash.........................................................................            1,965            1,281
Receivable from trusts..................................................................            3,682            4,652
Loans held for sale.....................................................................           16,501           24,421
Loans receivable held for investment....................................................           42,706           57,667
Residual interests in securities - at fair value........................................           46,104           48,720
Mortgage servicing rights...............................................................            9,142           10,033
Property, net...........................................................................            8,591            9,733
Prepaid expenses and other assets.......................................................            1,779            3,044
                                                                                          ---------------- ----------------
   Total assets.........................................................................  $       152,431  $       177,603
                                                                                          ================ ================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facilities..........................................................  $         8,334  $        17,539
Secured term loan facility - related party..............................................           51,174           64,720
Other borrowings........................................................................                             6,545
Accounts payable and accrued liabilities................................................            9,488            5,757
Deferred taxes/income taxes payable.....................................................            3,286            8,441
Notes payable...........................................................................            3,684               14
                                                                                          ---------------- ----------------
   Total liabilities....................................................................  $        75,966  $       103,016
                                                                                          ---------------- ----------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 per value; 1,000,000 shares authorized: no shares outstanding.....
Class A Common Stock, $.01 par value; 50,000,000 shares authorized; shares issued
   and outstanding:  22,186,288 at June 30, 1999 and at December 31, 1998...............              223              223
Additional paid in capital..............................................................           65,813           65,298
Retained earnings.......................................................................           63,949           61,326
Treasury stock - at cost:  4,046,800 shares at June 30, 1999 and at December 31, 1998...          (51,582)         (51,582)
Accumulated other comprehensive income..................................................           (1,938)            (678)
                                                                                          ---------------- ----------------
   Total stockholders' equity...........................................................           76,465           74,587
                                                                                          ---------------- ----------------
     Total liabilities and stockholders' equity.........................................  $       152,431  $       177,603
                                                                                          ================ ================


                 See notes to consolidated financial statements.

                                         FIRST ALLIANCE CORPORATION

                                     CONSOLIDATED STATEMENTS OF INCOME

                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE QUARTERS              FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                 ENDED JUNE 30,
                                                               ------------------------------- -------------------------------
                                                                    1999            1998            1999           1998
                                                               --------------- --------------- --------------- ---------------
                                                                                        (UNAUDITED)
  REVENUE:
     Loan origination and sale.................................$       10,895  $        8,969  $       24,956  $       26,271
     Interest..................................................         3,728           5,176           8,170          11,367
     Loan servicing and other fees.............................         1,832           1,665           2,947           3,542
                                                               --------------- --------------- --------------- ---------------
       Total revenue...........................................        16,455          15,810          36,073          41,180
                                                               --------------- --------------- --------------- ---------------

  EXPENSE:
     Compensation and benefits.................................         5,530           5,873          10,731          11,763
     Advertising...............................................         2,092           2,245           3,771           4,101
     Professional services and other fees .....................           570             931           1,369           2,043
     Facilities and insurance..................................         1,021           1,165           1,967           2,142
     Supplies..................................................           413             841             813           1,546
     Depreciation and amortization.............................           470             486             954             898
     Interest..................................................         3,321           1,810           6,876           3,632
     Legal.....................................................         1,445             515           3,712             875
     Travel and training.......................................           344             428             662             795
     Other.....................................................           277             260             846             462
                                                               --------------- --------------- --------------- ---------------
       Total expense...........................................        15,483          14,554          31,701          28,257
                                                               --------------- --------------- --------------- ---------------

  INCOME BEFORE INCOME TAX PROVISION...........................           972           1,256           4,372          12,923

  INCOME TAX PROVISION.........................................           389             475           1,749           4,880
                                                               --------------- --------------- --------------- ---------------

  NET INCOME...................................................$          583  $          781  $        2,623  $        8,043
                                                               =============== =============== =============== ===============

  NET INCOME PER SHARE:
     Basic.....................................................$          .03  $          .04  $          .14  $          .39
                                                               =============== =============== =============== ===============
     Diluted...................................................$          .03  $          .04  $          .14  $          .39
                                                               =============== =============== =============== ===============

  WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
     Basic.....................................................    18,139,488      20,104,670      18,139,488      20,440,311
     Diluted...................................................    18,152,679      20,160,781      18,164,935      20,544,280



                 See notes to consolidated financial statements.


                                         FIRST ALLIANCE CORPORATION

                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                           (DOLLARS IN THOUSANDS)

                                                                       FOR THE QUARTERS              FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                 ENDED JUNE 30,
                                                               ------------------------------- -------------------------------
                                                                    1999            1998            1999           1998
                                                               --------------- --------------- --------------- ---------------
                                                                                        (UNAUDITED)

  NET INCOME...................................................$          583  $          781  $        2,623  $        8,043

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustment net of income
     taxes of $259 and $5 and $840 and $27 for the quarters
     and six months ended June 30, 1999 and 1998,
     respectively..............................................          (388)             (8)         (1,260)             45
                                                               --------------- --------------- --------------- ---------------

  COMPREHENSIVE INCOME.........................................$          195  $          773  $        1,363  $        8,088
                                                               =============== =============== =============== ===============




                 See notes to consolidated financial statements.


                                         FIRST ALLIANCE CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (DOLLARS IN THOUSANDS)
                                                                               FOR THE QUARTERS             FOR THE SIX MONTHS
                                                                                ENDED JUNE 30,                ENDED JUNE 30,
                                                                         ----------------------------- -----------------------------
                                                                              1999           1998           1999           1998
                                                                         -------------- -------------- -------------- --------------
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................$         583  $         781  $       2,623  $       8,043
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Capitalized residual interests and mortgage servicing rights..........       (3,230)        (1,889)        (7,695)        (9,203)
   Accretion of residual interests in securities.........................       (1,055)        (2,137)        (2,126)        (4,957)
   Collection of residual interests in securities........................        5,037          5,311         10,022         11,055
   Amortization of mortgage servicing rights.............................        1,592          1,864          3,306          2,717
   Amortization of debt issuance costs...................................          679                         1,358
   Depreciation and amortization ........................................          470            486            954            898
   Deferred stock compensation...........................................                                                        42
   Accretion of discounts on loans receivable............................                         (11)                          (22)
   Recognition of deferred fees on loans receivable held for investment..         (334)                         (797)
   Provision for loan losses.............................................          118                           313
   Foreign currency transaction gain.....................................                         (25)                          (35)
   Loss on sales of property.............................................           60              5             66              5
Changes in assets and liabilities:
   Restricted cash.......................................................         (489)          (454)          (684)          (626)
   Receivable from trusts................................................          648           (470)           967         (1,990)
   Loans held for sale...................................................       (2,690)        (7,536)         7,701        (12,935)
   Prepaid expenses and other assets.....................................          282            722            400          1,053
   Accounts payable and accrued liabilities..............................        1,846           (916)         3,787          5,890
   Deferred taxes/income taxes payable...................................       (4,815)           323         (4,391)         2,865
                                                                         -------------- -------------- -------------- --------------
     Net cash provided by (used in) operating activities.................       (1,298)        (3,946)        15,804          2,800
                                                                         -------------- -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments (advances) on warehouse financing receivable..................                      (3,686)                        5,872
Capital expenditures.....................................................          (34)          (818)           (56)        (2,980)
Proceeds from sale of property...........................................                          50             22             50
Collections on loans receivable held for investment......................        7,054            234         13,340            310
                                                                         -------------- -------------- -------------- --------------
     Net cash provided by (used in) investing activities.................        7,020         (4,220)        13,306          3,252
                                                                         -------------- -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse financing facilities............         (442)        18,428        (22,751)         3,739
Repayments to other borrowings...........................................                                     (6,545)
Purchase of treasury stock...............................................                     (11,173)                      (19,279)
Proceeds from issuance of stock..........................................                         294                           521
Net borrowings (repayments) on notes payable.............................          (23)            (1)         3,670            (10)
                                                                         -------------- -------------- -------------- --------------
     Net cash provided by (used in) financing activities.................         (465)         7,548        (25,626)       (15,029)
                                                                         -------------- -------------- -------------- --------------

Effect of exchange rate changes on cash..................................          282             (3)           425             18
                                                                         -------------- -------------- -------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS..............................................................        5,539           (621)         3,909         (8,959)
CASH AND CASH EQUIVALENTS, beginning of period...........................       16,422          5,694         18,052         14,032
                                                                         -------------- -------------- -------------- --------------
CASH AND CASH EQUIVALENTS, end of period.................................$      21,961  $       5,073  $      21,961  $       5,073
                                                                         ============== ============== ============== ==============


                 See notes to consolidated financial statements.


                                         FIRST ALLIANCE CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                           (DOLLARS IN THOUSANDS)

                                                                       FOR THE QUARTERS             FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,                ENDED JUNE 30,
                                                                 ----------------------------- -----------------------------
                                                                      1999           1998           1999           1998
                                                                 -------------- -------------- -------------- --------------
                                                                                        (UNAUDITED)
SUPPLEMENTAL INFORMATION:
Interest paid....................................................$       1,399  $       1,819  $       3,509  $       3,649
                                                                 ============== ============== ============== ==============
Income taxes paid................................................$       5,204  $         152  $       6,139  $       2,055
                                                                 ============== ============== ============== ==============

SUPPLEMENTAL INFORMATION ON NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for
   investment....................................................$         -    $         -    $         219  $         -
                                                                 ============== ============== ============== ==============
Transfer of loans held for investment to real estate owned.......$         -    $         -    $          55  $         -
                                                                 ============== ============== ============== ==============
Stock warrants issued as debt issuance costs.....................$         -    $         -    $         515  $         -
                                                                 ============== ============== ============== ==============
Cancellation of restricted stock.................................$         -    $         543  $         -    $         543
                                                                 ============== ============== ============== ==============

COMPONENTS OF EFFECT OF EXCHANGE RATE
CHANGES ON CASH:
   Receivable from trusts........................................                              $           3
   Loans held for sale...........................................               $         105                  $       (441)
   Loans receivable held for investment..........................$         907                         2,482
   Property......................................................           (2)                           (2)            (6)
   Prepaid expenses and other assets.............................            9                            22             (6)
   Warehouse financing facilities................................                        (117)                          416
   Accounts payable and accrued liabilities......................          (26)            (6)           (56)             3
   Deferred taxes/income taxes payable...........................         (218)            (2)          (764)           (28)
   Foreign currency transaction gain.............................                          25                            35
   Accumulated other comprehensive income........................         (388)            (8)        (1,260)            45
                                                                 -------------- -------------- -------------- --------------
       Net effect of exchange rate changes on cash...............$         282  $          (3) $         425  $          18
                                                                 ============== ============== ============== ==============


                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998


NOTE 1.  GENERAL

      The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the Company), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

      The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filing on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1998, together with the MD&A for such period.

HEDGING ACTIVITIES

      Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans (see Risk Factors below). This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur at the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are recognized in earnings. Gains recognized on hedging activities were $462,000 and $1,092,000 for the quarter and six months ended June 30, 1999, respectively, as compared to losses of $106,000 and $16,000 for the corresponding periods in 1998. The notional amount of forward sales of United States Treasury Securities was $15 million at June 30, 1999.

      The Company bears a foreign currency risk related to its $66 million secured term loan facility, which provides long-term financing for its United Kingdom subsidiary, whose portfolio was sold in July 1999. The following discussion relates to the period prior to such sale. This risk is a result of the Company's obligation to repay the facility in US denominated currency, while the underlying collateral represents loans denominated in British Pounds. The Company has hedged this risk by entering into 21 individual foreign currency put options and 21 individual foreign currency call options of (pound)1 million each, which mature monthly. The put options provide the Company the option to sell the foreign currency to a third party at a strike price of 1.542 dollars to the British Pound. Therefore, the Company has protected itself, to the extent of the hedged amount, against the foreign currency exchange rate falling below the strike price of 1.542. The call options, however, provide the third party the option to buy the foreign currency from the Company at a strike price of 1.687 dollars to the British Pound.

STOCK REPURCHASE PROGRAM

      In April 1997 the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Class A Common Stock. Of the 7.5 million shares authorized as of June 30, 1999, the Company had repurchased approximately 4.0 million shares; however, did not repurchase any shares during the fourth quarter of 1998 and the first six months of 1999. The Company has no specific timetable or amount of shares scheduled to be repurchased in the future.


NET INCOME PER SHARE

      A reconciliation of the numerators and denominators used in basic and diluted net income per share are as follows for the periods indicated:

                                                                     FOR THE QUARTERS               FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                              ------------------------------- -------------------------------
                                                                   1999            1998            1999            1998
                                                              --------------- --------------- --------------- ---------------

 Net income:  Basic and diluted (dollars in thousands)........$          583  $          781  $        2,623  $        8,043
                                                              =============== =============== =============== ===============

 Weighted average number of common shares:
   Basic......................................................    18,139,488      20,104,670      18,139,488      20,440,311
   Effect of dilutive securities - stock options..............        13,191          56,111          25,447         103,969
                                                              --------------- --------------- --------------- ---------------
   Diluted....................................................    18,152,679      20,160,781      18,164,935      20,544,280
                                                              =============== =============== =============== ===============

 Net income per share:
   Basic                                                      $          .03  $          .04  $          .14  $          .39
   Effect of dilutive securities - stock options..............             -               -               -               -
                                                              --------------- --------------- --------------- ---------------
   Diluted....................................................$          .03  $          .04  $          .14  $          .39
                                                              =============== =============== =============== ===============


SUBSEQUENT EVENTS

      In July 1999, the Company acquired Coast Security Mortgage Corporation ("Coast"), a retail mortgage company that originated approximately $100 million of sub-prime first mortgages in each of the last two years. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding the merits, pricing and terms of the transaction.

      In July 1999, the Company sold its portfolio of United Kingdom mortgages. The sale of such assets was an opportunity presented to the Company in a manner that allowed the Company to completely exit its United Kingdom operations. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company expects to record a minimal gain on sale, after recognition of net deferred fees and foreign currency loss.


RISK FACTORS

      As a fundamental part of its business and financial strategy, the Company securitizes the majority of its loans, whereby the Company deposits into a trust certain loans originated or acquired by the Company in exchange for (i) debt instruments secured by the loans in the trust and (ii) a residual interest in the trust. The Company then sells the debt instruments to the public. A significant portion of the Company's revenues, income and cash flow is generated through these securitizations. There can be no assurance that the Company will be able to continue to access the securitization market on the same terms as previously experienced. Any substantial reduction in the availability of the securitization market for the Company's loans, or any substantial deterioration in the terms to the Company of any securitization, would likely have a material adverse effect on the Company's results of operations and financial condition.

      In December 1998, the Company entered into a $150 million warehouse financing facility and a secured term loan facility of approximately $66 million. In March 1999, the Company entered into an additional $20 million warehouse financing facility. The $150 million warehouse financing facility is secured by loans originated or purchased by the Company, expires in December 1999, and bears interest at a rate ranging between 1.25% to 1.75% over one month United States (US) dollar denominated London Interbank Offered Rate (LIBOR). As partial consideration for the $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants that may be exercised by the lender to purchase one percent (1%) of the Company's Common Stock on a diluted basis in February 1999. The $66 million secured term loan facility, which was entered into with a company owned by the majority stockholders of FACO, Brian and Sarah Chisick, and is secured by United Kingdom mortgages held for investment, bears a fixed interest rate of 8.5%, and was repaid in full during July 1999 in conjunction with the mortgage loan sale (see Item 2., Recent Developments below). The $20 million warehouse financing facility, which is secured by loans originated or purchased by the Company, and bears interest at a rate of 2.25% over the 30-day US dollar denominated LIBOR, expires in September 1999. These facilities contain certain affirmative and negative covenants with which the Company was in compliance as of June 30, 1999.

      Although management expects that the Company will be able to maintain these financing agreements, there can be no assurance that the Company will be able to do so. If the Company is not successful in maintaining or replacing the existing financing agreements, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

      The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. Revenue from loan origination fees has historically allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flows will continue to be positive in the future.

      The Company bears a foreign currency risk related to its $66 million secured term loan facility, which provides long-term financing for its United Kingdom subsidiary. This risk is a result of the Company's obligation to repay the facility in US denominated currency, while the underlying collateral represents loans denominated in British Pounds. The Company has hedged this risk (see Note 1., Hedging Activities, above) by entering into 21 individual foreign currency put options and 21 individual foreign currency call options of (pound)1 million each, which mature monthly. The put options provide the Company the option to sell the foreign currency to a third party at a strike price of 1.542 dollars to the British Pound. Therefore, the Company has protected itself, to the extent of the hedged amount, against the foreign currency exchange rate falling below the strike price of 1.542. The call options, however, provide the third party the option to buy the foreign currency from the Company at a strike price of 1.687 dollars to the British Pound. Consequently, the Company bears the risk between any market fluctuation ranging from 1.687 to 1.542.

      The Company's average loan-to-value (LTV) for loan originations and purchases has historically ranged between 60% and 65%. Consequently, the Company's product has been susceptible to heavy solicitation for refinancing. This has resulted in average constant prepayment rates (CPRs) experienced by the Company to be greater than that of the industry, which in turn has negatively affected mortgage servicing rights and the recognition of income on residual interest. Continued increase in CPRs may have a material adverse effect on the Company financial condition, result of operations, and cash flows.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank (Fidelity). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 2000. Accordingly, the Company is currently pursuing the sale of its credit card portfolio in an effort to meet its obligation in February 2000. No new credit cards are being issued. However, there is no assurance that the Company will either be successful in selling the credit card portfolio of approximately $23.0 million by the obligation date or be able to have the appropriate capital or financing in place to purchase such assets.

      In September 1998, the Company was informed by the United States Department of Justice (DOJ) that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company. The Company is also party to various legal proceedings arising out of the ordinary course of its business. Any substantial judgment against the Company in any of these legal proceedings, or the related legal fees that may be incurred to defend the Company in connection therewith, could have a material adverse effect on the Company's results of operations and financial condition (see Part II, Item 1., Legal Proceedings, below).


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, FASB issued Statement of Financial Accounting Standard
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

      The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which, as of June 30, 1999, is comprised of 30 active offices in the United States (nine of which are located in California, four of which are located in New York, three of which are located in New Jersey, two of which are located in Illinois, Ohio and Maryland, and one of which is located in each of Arizona, Colorado, Florida, Minnesota, Oregon, Pennsylvania, Utah and Washington (see Recent Developments). The Company has scheduled the opening of two additional retail branches during the month of August 1999, one in California and the other in Pennsylvania. Currently, the Company has leases signed for three other branch offices, one of which is located in each of Georgia, Virginia and Ohio. The Company expects to re-open these offices during the third or fourth quarter of 1999 when adequate and experienced personnel are recruited. In addition, the Company purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

      The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. Revenue from loan origination fees has historically allowed the Company to generate positive operating cash flow.

      As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans. In a typical securitization, the Company sells loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issues interest-bearing securities, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities are used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retains a residual interest in the trust. A significant portion of the Company's income is associated with securitization activity.

      Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classifies the residual interests as trading securities, which are carried at fair value. The difference between the fair value of the residual interests and their allocated cost is recorded as gain on securitization and is included in loan origination and sale revenue.

      As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between
(a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. Assumptions regarding future prepayment speeds and credit losses are subject to volatility that could materially affect results of operations. If actual prepayments and credit losses were to significantly exceed the assumptions used and hence the excess cash flows, the carrying value of the residual interest would need to be reduced through a charge to earnings. Conversely, if actual prepayment and credit losses were less than the assumptions used, the carrying value of residual interest and earnings would be increased.

RECENT DEVELOPMENTS


      In June 1999, the Company announced the creation of an E-Commerce division in order to establish a presence in the Internet mortgage origination arena. The E-Commerce division will be comprised of two channels. The first is E-Commerce Direct, which will be a consumer direct lending program, whereby borrowers may apply for a loan through the Company's web site. The second will be E-Commerce Wholesale, which will allow mortgage brokers to submit loans to the Company also through its web site.

      In July 1999, the Company acquired Coast Security Mortgage Corporation ("Coast"), a retail mortgage company that originated approximately $100 million of sub-prime first mortgages in each of the last two years. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding the merits, pricing and terms of the transaction.

      In July 1999, the Company sold its portfolio of United Kingdom mortgages. The sale of such assets was an opportunity presented to the Company in a manner that allowed the Company to completely exit its United Kingdom operations. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company expects to record a minimum gain on sale, after recognition of net deferred fees and foreign currency loss.


LOAN ORIGINATIONS AND PURCHASES

      The following table summarizes loan origination and purchase activity for the periods indicated:

                                                               AT OR FOR THE QUARTERS          AT OR FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                                          --------------------------------  -------------------------------
                                                               1999             1998             1999            1998
                                                          ----------------  --------------  ---------------  --------------
                                                                               (DOLLARS IN THOUSANDS)
Loan originations and purchases:
   Retail originations....................................$        99,494   $      99,968    $     186,822   $     220,768
   Loans by mail..........................................          1,396                            1,396
   Wholesale purchases....................................          4,791          19,215            8,458          47,878
                                                          ----------------  --------------   --------------  --------------
     Total................................................$       105,681   $     119,183    $     196,676   $     268,646
                                                          ================  ==============   ==============  ==============

Number of active retail branches as of the end of the
period:
   United States:
     California...........................................                                               9               8
     Other states.........................................                                              21              24
   United Kingdom.........................................                                               -               3
                                                                                             --------------  --------------
     Total................................................                                              30              35
                                                                                             ==============  ==============

Weighted average initial interest rate....................            9.0%            9.5%             9.1%            9.5%
Weighted average initial combined loan-to-value ratio.....           65.8%           63.8%            65.2%           63.8%
Average loan size.........................................$         104.9   $        88.4    $        99.9   $        88.1


      Originations and purchases decreased 11% and 27% for the quarter and six months ended June 30, 1999, respectively, as compared with the corresponding periods in the prior year. While retail origination volume for the quarter ended June 30, 1999 remained consistent with that of the prior year quarter, retail originations for the six months ended June 30, 1999 decreased by 15% when compared to the corresponding prior year period. The decrease of retail originations for the six months ended June 30, 1999 primarily resulted from a reduction in retail branch offices and tightening of the Company's underwriting guidelines. Wholesale purchases decreased 75% and 82% for the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding periods in the prior year, primarily due to the discontinuation of the Company's wholesale low LTV purchase program.

LOAN SALES

                                                                     FOR THE QUARTERS               FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                              ------------------------------- -------------------------------
                                                                   1999            1998            1999            1998
                                                              --------------- --------------- --------------- ---------------
                                                                                  (DOLLARS IN THOUSANDS)

 Securitizations..............................................$       89,985  $      100,001  $      204,986  $      210,002
 Whole loan sales.............................................        12,831          23,617          25,410          64,903
                                                              --------------- --------------- --------------- ---------------
      Total...................................................$      102,816  $      123,618  $      230,396  $      274,905
                                                              =============== =============== =============== ===============

      Loan sales, including securitization of loans, decreased 17% and 16% for the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding prior year period. The decreases in loan sales resulted from decreased loan origination and purchases volume.


COMPOSITION OF REVENUE AND EXPENSE

      The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                                  FOR THE QUARTERS              FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                 ENDED JUNE 30,
                                                          ------------------------------- -------------------------------
                                                                1999            1998            1999            1998
                                                          --------------- --------------- --------------- ---------------
REVENUE:
   Loan origination and sale:
     Gain on sale of loans................................         16.0%           (0.6)%          18.2%           12.2%
     Net loan origination and other fees..................         50.2            57.4            50.9            51.6
   Interest ..............................................         22.7            32.7            22.6            27.6
   Loan servicing and other fees..........................         11.1            10.5             8.3             8.6
                                                          --------------- --------------- --------------- ---------------
     Total revenue........................................        100.0           100.0           100.0           100.0
                                                          --------------- --------------- --------------- ---------------
EXPENSE:
   Compensation and benefits..............................         33.6            37.1            29.7            28.6
   Advertising............................................         12.7            14.2            10.5            10.0
   Professional services and other fees ..................          3.5             5.9             3.8             5.0
   Facilities and insurance...............................          6.2             7.4             5.5             5.2
   Supplies...............................................          2.5             5.3             2.3             3.8
   Depreciation and amortization..........................          2.9             3.1             2.6             2.2
   Interest...............................................         20.2            11.4            19.1             8.8
   Legal..................................................          8.8             3.3            10.3             2.1
   Travel and training....................................          2.1             2.7             1.8             1.9
   Other..................................................          1.6             1.7             2.3             1.0
                                                          --------------- --------------- --------------- ---------------
     Total expense........................................         94.1            92.1            87.9            68.6
                                                          --------------- --------------- --------------- ---------------
Income before income tax provision........................          5.9             7.9            12.1            31.4
Income tax provision......................................          2.4             3.0             4.8            11.9
                                                          --------------- --------------- --------------- ---------------
Net income................................................          3.5%            4.9%            7.3%           19.5%
                                                          =============== =============== =============== ===============

RESULTS OF OPERATIONS

REVENUE

      The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                     FOR THE QUARTERS               FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                              ------------------------------- -------------------------------
                                                                   1999            1998            1999            1998
                                                              --------------- --------------- --------------- ---------------
                                                                                  (DOLLARS IN THOUSANDS)
 Loan origination and sale:
   Gain on sale of loans (1)..................................$        2,631  $         (102) $        6,578  $        5,041
   Net loan origination and other fees........................         8,264           9,071          18,378          21,230
 Interest.....................................................         3,728           5,176           8,170          11,367
 Loan servicing and other.....................................         1,832           1,665           2,947           3,542
                                                              --------------- --------------- --------------- ---------------
      Total revenue...........................................$       16,455  $       15,810  $       36,073  $       41,180
                                                              =============== =============== =============== ===============

(1)      Excludes net loan origination and other fees.

      Total revenues increased 4% or $0.6 million and decreased 12% or $5.1 million for the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding periods in 1998.

      Loan origination and sale revenue increased $1.9 million and decreased $1.3 million for the quarter and six months ended June 30, 1999, respectively, from $9.0 million and $26.3 million for the corresponding periods in 1998.

      Excluding the $4.5 million negative adjustment related to residual interest which was recorded during the second quarter of 1998, gain on sale of loans decreased $1.8 million and $3.0 million for the quarter and six months ended June 30, 1999. The decrease in gain on sale during 1999 is primarily related to a decrease in the value of residual interest and mortgage servicing rights, and lower gain on sale from whole loan sales. These decreases were partially offset by an increase in hedging gains and lower premiums paid on whole loans purchased.

      The value of residual interest and mortgage servicing rights decreased by $3.2 million and $6.0 million for the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding prior year period. Residual interest and mortgage servicing rights as a percent of loans securitized decreased from 6.4% and 6.5% for the quarter and six months ended June 30, 1998 as compared to 3.6% and 4.0% for the corresponding current year period. The decrease in the value of residual interest and mortgage servicing rights was primarily related to an increase in the CPR assumptions, which are based on empirical data, and an increase in the discount rate. The Company has experienced higher than anticipated prepayment levels during the current year. The increase in prepayments is a result of a recent decline in the interest rates charged to borrowers and also due to the Company's historically low LTVs. Accordingly, the Company increased its weighted average CPR assumptions for the six months ended June 30, 1999 to 30% for fixed and 63% for adjustable rate mortgages, from 26% and 43% for fixed and adjustable rate mortgages, respectively, in the corresponding prior year period. Additionally, the Company increased its discount rate to 18% during 1999 as compared to a discount rate of 15% during the prior year period.

      Gain on sale of whole loans decreased by $0.3 million and $1.0 million for the quarter and six months ended June 30, 1999 primarily due to lower wholesale loan sales and lower premiums available in the secondary market. Whole loan sales decreased to $25 million for the six months ended June 30, 1999 from $65 million for the corresponding prior year period.

      The decrease in the value of residual interest and mortgage servicing rights and gain on sale of whole loan sales was partially offset by an increase of $0.6 million and $1.1 million in the hedging gain for the quarter and six months ended June 30, 1999, coupled with a $1.1 million and $3.0 million reduction in premiums paid on wholesale purchases for the same periods.

      Net loan origination fees and other fees decreased $0.8 million or 9% and $2.9 million or 13% for the quarter and six months ended June 30, 1999, respectively, when compared to the corresponding prior year periods. This decrease is primarily due to a decrease in weighted average origination fees experienced during the current year. Weighted average origination fees decreased to 10.2% and 11.2% for the quarter and six months ended June 30, 1999, respectively, as compared to 14.5% and 14.0% for the corresponding prior year period.

     Interest income decreased $1.5 million or 28% and $3.2 million or 28% for the quarter and six months ended June 30, 1999 as compared to the corresponding prior year periods. This decrease was primarily related to decreases in interest revenue derived from residual interest and loans held for sale, partially offset by an increase in interest earned on loans held for investment. Interest revenue related to residual interest decreased $1.0 million and $2.8 million for the quarter and six months ended June 30, 1999, as compared to the corresponding prior year period, primarily due to greater than expected prepayment rates experienced during the current year. Interest revenue related to loans held for sale decreased by $0.8 million and $1.3 million for the quarter and six months ended June 30, 1999 as a result of lower average balances of loans outstanding during the current year, when compared to the prior year periods. The increase in interest revenue related to loans held for investment of $0.3 million and $0.9 million for the quarter and six months ended June 30, 1999 was due to an increase in the average balance of the United Kingdom portfolio.

      Loan servicing and other fees decreased $0.6 million or 17% for the six months ended June 30, 1999 as compared to the corresponding prior year period, primarily as a result of an increase in the amortization of mortgage servicing rights. The increased amortization was due to an increase in CPRs experienced during 1999 when compared to the corresponding period in 1998.


EXPENSE

      The following table sets forth the components of the Company's expense for the periods indicated:

                                                                     FOR THE QUARTERS               FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,                  ENDED JUNE 30,
                                                              ------------------------------- -------------------------------
                                                                   1999            1998            1999            1998
                                                              --------------- --------------- --------------- ---------------
                                                                                  (DOLLARS IN THOUSANDS)

 Compensation and benefits....................................$        5,530  $        5,873  $       10,731  $       11,763
 Advertising..................................................         2,092           2,245           3,771           4,101
 Professional services and other fees.........................           570             931           1,369           2,043
 Facilities and insurance.....................................         1,021           1,165           1,967           2,142
 Supplies.....................................................           413             841             813           1,546
 Depreciation and amortization................................           470             486             954             898
 Interest.....................................................         3,321           1,810           6,876           3,632
 Legal........................................................         1,445             515           3,712             875
 Travel and training..........................................           344             428             662             795
 Other........................................................           277             260             846             462
                                                              --------------- --------------- --------------- ---------------
   Total expense..............................................$       15,483  $       14,554  $       31,701  $       28,257
                                                              =============== =============== =============== ===============

       Total expense increased 6% or $0.9 million and 12% or $3.4 million for the quarter and six months ended June 30, 1999, respectively, as compared with the corresponding periods in 1998.

      Compensation and benefits, advertising, professional services, and supplies decreased $1.3 million or 13% and $2.8 million or 14% during the quarter and six months ended June 30, 1999, respectively, as compared with the corresponding prior year period. This decrease in expenses is primarily due to the discontinuation of the Company's affinity credit card and United Kingdom operations in December of 1998 and the Company's overall cost reduction strategy.

      The increase in legal expenses of $0.9 million and $2.8 million during the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding prior year periods, is related to certain ongoing legal matters (see Part II, Item 1. Legal Proceedings) commenced primarily during the second half of 1998.

      The increase in interest expense of $1.5 million and $3.2 million for the quarter and six months ended June 30, 1999, respectively, as compared with the corresponding prior year periods is primarily due to (1) an increase in debt issuance costs, (2) foreign currency losses related to its United States denominated secured term loan facility with respect to payoffs of the Company's United Kingdom loans, and (3) an increase in the average balance of the United Kingdom and credit card portfolios. Debt issuance costs increased by $0.7 million and $1.4 million during the quarter and six months ended June 30, 1999, respectively, as compared to the corresponding prior year. The Company incurred foreign currency losses of $0.4 million and $0.6 million for the quarter and six months ended June 30, 1999 with respect to its United States denominated secured term loan facility associated with its United Kingdom portfolio. The increase in the average balance of United Kingdom loans financed and credit cards serviced resulted in a $0.4 million and $1.2 million increase in cost of funds during the quarter and six months ended June 30, 1999, respectively, when compared to the corresponding prior year periods.


INCOME TAXES

      The Company's estimated tax rate for the quarters ended June 30, 1999 and 1998 was 40.0% and 37.8%, respectively. The increase in the Company's estimated tax rate is primarily due to a change in geographical concentration of the Company's business.


SERVICING

      The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's combined United States and United Kingdom servicing portfolio:

                                                                               AS OF
                                         -----------------------------------------------------------------------------------
                                               JUNE 30, 1999             DECEMBER 31, 1998             JUNE 30, 1998
                                         --------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                          Thousands)    Portfolio     Thousands)    Portfolio     thousands)    Portfolio
                                                       -------------               -------------               -------------

Servicing portfolio..................... $    859,599                $    865,663                $    852,030
                                         =============               =============               =============
30-59 days delinquent................... $      8,169          0.9%  $     11,565          1.3%  $      9,234          1.1%
60-89 days delinquent...................        5,999          0.7          7,794          0.9          6,675          0.8
90 days or more delinquent..............       28,899          3.4         22,464          2.6         22,488          2.6
                                         ------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies.................. $     43,067          5.0%  $     41,823          4.8%  $     38,397          4.5%
                                         ============= ============= ============= ============= ============= =============
REO (1)  ............................... $        933          0.1%  $      2,063          0.2%  $      1,565          0.2%
                                         ============= ============= ============= ============= ============= =============

                                                                  FOR THE QUARTERS                FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                                          --------------------------------- ---------------------------------
                                                               1999             1998             1999            1998
                                                          ---------------- ---------------- ---------------- ----------------
                                                                               (DOLLARS IN THOUSANDS)

Average servicing portfolio (2)...........................$       862,739  $       846,284  $       864,255  $       833,048
Net losses (3)............................................$           380  $           170  $           753  $           400
Percentage of average servicing portfolio - annualized....            .18%             .08%             .17%             .10%


(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each period.
(3) Net losses means actual net losses realized with respect to the disposition of REO.

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

      The loan origination and processing fees charged to a borrower are included in the principal balance of the loan originated. The Company funds such loans out of available cash or through its warehouse financing facilities. For loans financed through available cash, the Company receives its loan origination and processing fees in cash upon sale of the loan. For loans financed through the warehouse financing facilities, the Company generally receives substantially all of the loan origination and processing fees in cash at the time of the warehouse financing facility borrowing.

      In December 1998, the Company entered into a $150 million warehouse financing facility and a secured term loan facility of approximately $66 million. In March 1999, the Company entered into an additional $20 million warehouse financing facility. The $150 million warehouse financing facility is secured by loans originated or purchased by the Company, expires in December 1999, and bears interest at a rate ranging between 1.25% to 1.75% over 30-day United States dollar denominated LIBOR. As partial consideration for the $150 million warehouse financing facility, the Company agreed to grant the warehouse lender stock warrants that may be exercised by the lender to purchase one percent (1%) of the Company's Common Stock on a diluted basis, with an effective date in February 1999. The $66 million secured term loan facility, which was entered into with a company owned by the majority stockholders of FACO, Brian and Sarah Chisick, and is secured by United Kingdom mortgages held for investment, bears a fixed interest rate of 8.5%, and was repaid in July 1999. The $20 million warehouse financing facility, which is secured by loans originated or purchased by the Company, and currently bears interest at a rate of 2.25% over the 30-day US dollar denominated LIBOR, expires in September 1999. These facilities contain certain affirmative and negative covenants with which the Company was in compliance at June 30, 1999.

      Although management expects that the Company will be able to maintain these financing agreements, there can be no assurance that the Company will be able to do so. If the Company is not successful in maintaining or replacing the existing financing agreements, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

      The Company bears a foreign currency risk related to its $66 million secured term loan facility, which provides long-term financing for its United Kingdom subsidiary. This risk is a result of the Company's obligation to repay the facility in US denominated currency, while the underlying collateral represents loans denominated in British Pounds. The Company has hedged this risk by entering into 21 individual foreign currency put options and 21 individual foreign currency call options of (pound)1 million each, which mature monthly. The put options provide the Company the option to sell the foreign currency to a third party at a strike price of 1.542 dollars to the British Pound. Therefore, the Company has protected itself, to the extent of the hedged amount, against the foreign currency exchange rate falling below the strike price of 1.542. The call options, however, provide the third party the option to buy the foreign currency from the Company at a strike price of 1.687 dollars to the British Pound. Consequently, the Company bears the risk between any market fluctuation ranging from 1.687 to 1.542.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 2000. Accordingly, the Company is currently pursuing the sale of its credit card portfolio in an effort to meet its obligation in February 2000. No new credit cards are being issued. However, there is no assurance that the Company will either be successful in selling the credit card portfolio of approximately $23.0 million by the obligation date or be able to have the appropriate capital or financing in place to purchase these assets.

      As of June 30, 1999 the Company had commitments to fund loans of $7.4 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $34,000 and $56,000 for the quarter and six months ended June 30, 1999, as compared to $0.8 million and $3.0 million for the corresponding prior year periods. The decrease in capital expenditures during the current year was partially due to the Company's overall cost reduction strategy. In addition, during the six months ended June 30, 1998, the Company incurred a non-recurring $1.4 million of improvements related to its telemarketing facility in Irvine, California.


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

      The Company has implemented a formal five-step plan in order to address the Year 2000 issue: (1) Awareness, (2) Inventory, (3) Assessment, (4) Renovation, and (5) Testing and Implementation. The plan addresses hardware and software purchased or leased from outside vendors, in-house developed software, telecommunication equipment and facilities. All steps of the plan have been completed and, thus far, the Company has been required to replace or renovate only a small amount of its older computer equipment to comply with the Year 2000 issue. Since the majority of the Company's computer software and hardware was purchased or developed recently and was designed to be Year 2000 compliant, the Company does not expect its costs to be material in addressing the Year 2000 issue.

      The Company has initiated formal communication with its significant outside vendors to determine the extent to which the Company may be vulnerable to Year 2000-related risks in the event that those parties fail to properly address their own Year 2000 issues. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner. A contingency plan for outside vendors has not yet been completed for dealing with the most reasonably likely worst case scenario. The Company expects to complete its analysis and contingency plan by September 30, 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of June 30, 1999, no material changes with regard to market risk from the preceding fiscal year were noted.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Class A Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action is currently in the discovery stage. On May 26, 1999, an action based on substantially similar facts and allegations was filed in the United States District Court for the Central District of Columbia. The plaintiffs in these class action suits are seeking an unspecified amount of damages. The federal action, which was only recently served on June 3, 1999, is being reviewed by counsel for the Company. Both the state and federal actions are in the preliminary stages, and the Company believes that the allegations are without merit.

     In September 1998, the Company was informed by the United States Department of Justice (DOJ) that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The joint investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company has filed a motion to vacate the injunction. A hearing is scheduled for August 18, 1999.

     In November 1998, the Attorney General of Minnesota filed an action on behalf of the State against the Company in Ramsey County District Court. The suit alleges violations of the Minnesota Uniform Deceptive Trade Practices Act, the Consumer Fraud Act, Truth in Lending Act and related federal regulations. The Attorney General is seeking an injunction, restitution, civil penalties, attorneys' fees and costs. The Company has agreed to discontinue writing ARMs in Minnesota. A mediation conducted on July 21 and 22, 1999 resulted in a proposed settlement, which is currently under review by the parties.

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims.

     In December 1998, the American Association of Retired Persons (AARP) filed an action against the Company and against Brian and Sarah Chisick in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case is currently in its discovery stage.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which have been filed either as class actions or under private attorney general statutes. Given the preliminary state of these proceedings, the Company cannot determine the probability or reasonably estimate any potential loss, if any, related to the ultimate outcome of the cases.

ITEM 2. CHANGES IN SECURITIES

     In April 1999, the Company's Board of Directors authorized the issuance of an additional 1,000,000 shares pursuant to its 1996 Stock Incentive Plan, subject to the approval of the stockholders at the Annual Shareholders Meeting to be held in April 2000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


ITEM 5.  OTHER INFORMATION

     Effective June 7, 1999 the Company appointed Jerry Hager as Vice President and General Counsel of the Company.

     Effective May 3, 1999 the Company appointed Don Kasle as a member of the Board of Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


EXHIBIT
    NO.                         DESCRIPTION OF EXHIBIT
-------                         ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2   Form of Pooling and Servicing Agreement (Incorporated by reference to
       Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)

10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.16 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to Exhibit
       10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company (Incorporated by reference to
       Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-28706)
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
27     Financial Data Schedule *

----------------
* Filed herewith.


      (b)  Reports on Form 8-K:
           A current report on Form 8-K, dated July 2, 1999, was filed by First Alliance Corporation. Under Item 5, Other Events, First Alliance reported the consummation of the Coast Security Mortgage acquisition.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FIRST ALLIANCE CORPORATION
                                                     REGISTRANT


Date:    August 9, 1999                          /S/ BRIAN CHISICK
     ----------------------             ----------------------------------------
                                                     Brian Chisick
                                         President and Chief Executive Officer



Date:    August 9, 1999                          /S/ FRANCISCO NEBOT
     ----------------------             ----------------------------------------
                                                    Francisco Nebot
                                               Executive Vice President
                                              Principal Financial Officer