Form 10-Q
period 1999-09-30
FIRST ALLIANCE CORP /DE/
filed 1999-11-12
CIK 1029321

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

        For the quarterly period and nine months ended September 30, 1999

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

                                 (949) 224-8500
                                 --------------
                         (Registrant's telephone number
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of October 29, 1999, the registrant had outstanding, net of treasury shares, 18,139,488 shares of Class A Common Stock.


================================================================================


                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition (Unaudited) as of
         September 30, 1999 and December 31, 1998 .........................................    1

         Consolidated Statements of Income (Unaudited) for the quarters
         and nine months ended September 30, 1999 and 1998.................................    2

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the quarters and nine months ended September 30, 1999 and 1998................    3

         Consolidated Statements of Cash Flows (Unaudited) for the quarters
         and nine months ended September 30, 1999 and 1998.................................    4

         Notes to Consolidated Financial Statements........................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")....................................................    9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................... 19

Item 2.  Changes in Securities..............................................................  20

Item 3.  Defaults Upon Senior Securities....................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders................................  20

Item 5.  Other Information..................................................................  20

Item 6.  Exhibits and Reports on Form 8-K
               a.   Exhibits................................................................  21
               b.   Reports on Form 8-K.....................................................  22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)



                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                1999              1998
                                                                                            -------------     -------------
                                                                                                      (UNAUDITED)
                                          ASSETS
Cash and cash equivalents...............................................................    $     10,982      $     18,052
Restricted cash.........................................................................           2,467             1,281
Receivable from trusts..................................................................           3,314             4,652
Loans held for sale.....................................................................          30,677            24,421
Loans receivable held for investment....................................................           1,086            57,667
Residual interests in securities - at fair value........................................          46,408            48,720
Mortgage servicing rights...............................................................           8,893            10,033
Property, net...........................................................................           8,568             9,733
Goodwill                                                                                           3,098
Prepaid expenses and other assets.......................................................           2,048             3,044
                                                                                            -------------     -------------
   Total assets.........................................................................    $    117,541      $    177,603
                                                                                            =============     =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility............................................................       $  19,241         $  17,539
Secured term loan facility - related party..............................................                            64,720
Other borrowings........................................................................                             6,545
Accounts payable and accrued liabilities................................................           8,777             5,757
Deferred taxes/income taxes payable.....................................................           4,932             8,441
Notes payable...........................................................................           4,649                14
                                                                                            -------------     -------------
   Total liabilities....................................................................    $     37,599      $    103,016
                                                                                            -------------     -------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 per value; 1,000,000 shares authorized: no shares outstanding.....
Class A Common Stock, $.01 par value; 50,000,000 shares authorized; shares issued
   and outstanding: 22,186,288 at September 30, 1999 and at December 31, 1998...........             223               223
Additional paid in capital..............................................................          65,813            65,298
Retained earnings.......................................................................          65,411            61,326
Treasury stock - at cost: 4,046,800 shares at September 30, 1999 and at
   December 31, 1998....................................................................         (51,582)          (51,582)
Accumulated other comprehensive income..................................................              77              (678)
                                                                                            -------------     -------------
   Total stockholders' equity...........................................................          79,942            74,587
                                                                                            -------------     -------------
     Total liabilities and stockholders' equity.........................................    $    117,541      $    177,603
                                                                                            =============     =============


                See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                     FOR THE QUARTERS              FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 --------------------------   ---------------------------
                                                                    1999           1998           1999           1998
                                                                 -----------   ------------   ------------   ------------
                                                                                        (UNAUDITED)
  REVENUE:
     Loan origination and sale.................................  $   15,173    $    15,149    $    40,132    $    41,420
     Interest..................................................       2,745          5,120         10,915         16,487
     Loan servicing and other fees.............................         635          2,291          3,578          5,833
                                                                 -----------   ------------   ------------   ------------
       Total revenue...........................................      18,553         22,560         54,625         63,740
                                                                 -----------   ------------   ------------   ------------

  EXPENSE:
     Compensation and benefits.................................       6,434          6,072         17,165         17,835
     Advertising...............................................       1,609          2,947          5,380          7,048
     Professional services and other fees .....................         673          1,194          2,042          3,237
     Facilities and insurance..................................       1,655          1,194          3,621          3,336
     Supplies..................................................         550            544          1,363          2,090
     Depreciation and amortization.............................         663            503          1,617          1,401
     Interest..................................................       2,265          2,207          9,141          5,839
     Legal.....................................................       1,474            969          5,186          1,844
     Travel and training.......................................         434            339          1,096          1,134
     Other.....................................................         355            379          1,204            841
                                                                 -----------   ------------   ------------   ------------
       Total expense...........................................      16,112         16,348         47,815         44,605
                                                                 -----------   ------------   ------------   ------------

  INCOME BEFORE INCOME TAX PROVISION...........................       2,441          6,212          6,810         19,135

  INCOME TAX PROVISION.........................................         976          2,379          2,725          7,259
                                                                 -----------   ------------   ------------   ------------

  NET INCOME...................................................  $    1,465    $     3,833    $     4,085    $    11,876
                                                                 ===========   ============   ============   ============

  NET INCOME PER SHARE:
     Basic.....................................................  $      .08    $       .21    $       .23    $       .60
                                                                 ===========   ============   ============   ============
     Diluted...................................................  $      .08    $       .21    $       .22    $       .60
                                                                 ===========   ============   ============   ============

  WEIGHTED AVERAGE NUMBER OF COMMON
     Basic.....................................................  18,139,488     18,534,938     18,139,488     19,798,208
     Diluted...................................................  18,139,488     18,536,091     18,156,453     19,833,306


                See notes to consolidated financial statements.



                           FIRST ALLIANCE CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                     FOR THE QUARTERS         FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                  -----------------------   -----------------------
                                                                    1999          1998         1999         1998
                                                                  ----------   ----------   ----------   ----------
                                                                                     (UNAUDITED)
  NET INCOME...................................................   $   1,465    $   3,833    $   4,085    $  11,876

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Foreign currency translation adjustment net of income
       taxes of $249 and $11 and $1,089 and $38 for the
       quarters and nine months ended September 30, 1999
       and 1998, respectively..................................        (373)          18       (1,633)          63
     Less:  Reclassification adjustment for foreign currency
       transaction loss, net of income taxes of $1,592 for the
       quarter and nine months ended September 30, 1999........       2,388                     2,388
                                                                  ----------   ----------   ----------   ----------

  COMPREHENSIVE INCOME.........................................   $   3,480    $   3,851    $   4,840    $  11,939
                                                                  ==========   ==========   ==========   ==========






                See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                            FOR THE QUARTERS               FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                      -----------------------------   -----------------------------
                                                                           1999           1998            1999             1998
                                                                      -------------   -------------   -------------   -------------
                                                                                               (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................................   $     1,465    $      3,833    $      4,085    $     11,876
   Adjustments to reconcile net income to net cash provided by operating activities:
      Capitalized residual interests and mortgage servicing rights..        (5,711)         (4,539)        (13,406)        (13,742)
      Accretion of residual interests in securities.................        (1,015)         (1,833)         (3,141)         (6,790)
      Collection of residual interests in securities................         5,142           4,598          15,164          15,653
      Amortization of mortgage servicing rights.....................         1,529           1,277           4,835           3,994
      Amortization of debt issuance costs...........................           679                           2,037
      Amortization of goodwill......................................            78                              78
      Depreciation and amortization of property.....................           585             503           1,539           1,401
      Deferred stock compensation...................................                                                            42
      Accretion of discounts on loans receivable....................                           (16)                            (38)
      Recognition of deferred fees on loans receivable held for                  3                            (794)
      Provision for loan losses.....................................            70                             383
      Foreign currency transaction gain.............................                          (136)                           (171)
      Loss (gain) on sale of property...............................           (28)                             38               5
      Gain on sale of United Kingdom loan portfolio.................        (1,263)                         (1,263)
   Changes in assets and liabilities, net of effects from
      Restricted cash...............................................          (502)           (445)         (1,186)         (1,071)
      Receivable from trusts........................................           295             265           1,262          (1,725)
      Loans held for sale...........................................       (14,644)        (10,729)         (6,943)        (23,664)
      Prepaid expenses and other assets.............................          (369)            816              33           1,869
      Accounts payable and accrued liabilities......................        (1,269)         (4,891)          2,519             999
      Deferred taxes/income taxes payable...........................           391           2,074          (4,000)          4,939
                                                                      -------------   -------------   -------------   -------------
        Net cash provided by (used in) operating activities.........       (14,564)         (9,223)          1,240          (6,423)

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments (advances) on warehouse financing receivable..........                        (3,281)                          2,591
   Capital expenditures.............................................          (109)           (309)           (165)         (3,289)
   Proceeds from sale of property...................................            40                              62              50
   Collections on loans receivable held for investment..............           160             291          13,500             601
   Proceeds from sale of United Kingdom loan portfolio..............        44,039                          44,039
   Payments for acquisition of Coast Security Mortgage, less cash           (2,641)                         (2,641)
                                                                      -------------   -------------   -------------   -------------
        Net cash provided by (used in) investing activities.........        41,489          (3,299)         54,795             (47)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on warehouse financing facilities....        10,697          21,026         (12,054)         24,765
   Repayment of secured term loan facility from sale of United
      loan portfolio................................................       (50,964)                        (50,964)
   Repayments to other borrowings...................................                                        (6,545)
   Purchase of treasury stock.......................................                       (11,759)                        (31,038)
   Proceeds from issuance of stock..................................                                                           521
   Net borrowings (repayments) on notes payable.....................           (35)                          3,635             (10)
                                                                      -------------   -------------   -------------   -------------
        Net cash provided by (used in) financing activities.........       (40,302)          9,267         (65,928)         (5,762)
                                                                      -------------   -------------   -------------   -------------
   Effect of exchange rate changes on cash..........................         2,398              23           2,823              41
                                                                      -------------   -------------   -------------   -------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS                               (10,979)         (3,232)         (7,070)        (12,191)
   CASH AND CASH EQUIVALENTS, beginning of period...................        21,961           5,073          18,052          14,032
                                                                      -------------   -------------   -------------   -------------
   CASH AND CASH EQUIVALENTS, end of period.........................  $     10,982    $      1,841    $     10,982    $      1,841
                                                                      =============   =============   =============   =============


                 See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                         FOR THE QUARTERS         FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                      -----------------------   -----------------------
                                                                         1999         1998         1999         1998
                                                                      ----------   ----------   ----------   ----------
                                                                                           (UNAUDITED)
   SUPPLEMENTAL INFORMATION:
   Interest paid....................................................  $   4,773    $   2,123    $   8,282    $   5,760
                                                                      ==========   ==========   ==========   ==========
   Income taxes paid................................................  $     514    $     117    $   6,653    $   2,172
                                                                      ==========   ==========   ==========   ==========

   SUPPLEMENTAL INFORMATION ON NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
   Transfer of loans held for sale to loans receivable held for
      Investment....................................................  $     468    $     -      $     687    $     -
                                                                      ==========   ==========   ==========   ==========
   Transfer of loans held for investment to real estate owned.......  $     -      $     -      $      55    $     -
                                                                      ==========   ==========   ==========   ==========
   Stock warrants issued as debt issuance costs.....................  $     -      $     -      $     515    $     -
                                                                      ==========   ==========   ==========   ==========
   Notes payable issued in connection with Coast Security
      Mortgage acquisition..........................................  $   1,000    $     -      $   1,000    $     -
                                                                      ==========   ==========   ==========   ==========

   COMPONENTS OF EFFECT OF EXCHANGE RATE
   CHANGES ON CASH:
      Receivable from trusts........................................                            $       3
      Loans held for sale...........................................               $  (1,080)                $  (1,521)
      Loans receivable held for investment..........................  $    (906)                    1,576
      Property......................................................          4           (5)           2          (11)
      Prepaid expenses and other assets.............................        (11)          (5)          11          (11)
      Warehouse financing facilities................................                     966                     1,382
      Accounts payable and accrued liabilities......................         41           14          (15)          17
      Deferred taxes/income taxes payable...........................      1,255          (21)         491          (49)
      Foreign currency transaction gain.............................                     136                       171
      Accumulated other comprehensive income........................      2,015           18          755           63
                                                                      ----------   ----------   ----------   ----------
          Net effect of exchange rate changes on cash...............  $   2,398    $      23    $   2,823    $      41
                                                                      ==========   ==========   ==========   ==========


                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



NOTE 1.  GENERAL

      The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively, the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 1999.

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


HEDGING ACTIVITIES

      Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur at the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are recognized in earnings. A loss of $106,000 and a gain of $986,000 were recognized on hedging activities for the quarter and nine months ended September 30, 1999, respectively, as compared to losses of $1,250,000 and $1,266,000 for the corresponding periods in 1998. The notional amount of forward sales of United States Treasury Securities was $7 million at September 30, 1999.


ACQUISITION

      In July 1999, the Company acquired Coast Security Mortgage Corporation ("Coast"), a retail mortgage company that originated approximately $100 million of sub-prime first mortgages in each of the last two years. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding the merits, pricing and terms of the transaction. The acquisition of Coast was accounted for using the purchase method. Accordingly, the Company recorded approximately $3.2 million in goodwill, which is currently being amortized over 10 years. The Company currently maintains eight offices (two of which are located in California, and one of which is located in each of Colorado, Illinois, Ohio, Oregon, Pennsylvania and Utah) with respect to the acquisition of Coast.

UNITED KINGDOM LOAN SALE

      In July 1999, the Company sold its portfolio of United Kingdom loans. The sale of such assets was an opportunity presented to the Company in a manner that allowed the Company to completely exit its United Kingdom operations. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million. Consequently, the Company does not bear any material foreign currency risk exposure.


STOCK REPURCHASE PROGRAM

      In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Class A Common Stock. Of the 7.5 million shares authorized as of September 30, 1999, the Company had repurchased approximately 4.0 million shares; however, did not repurchase any shares during the fourth quarter of 1998 and the first nine months of 1999. The Company has resumed the share repurchase program during the fourth quarter of 1999 and had repurchased 115,000 shares as of November 10, 1999.


NET INCOME PER SHARE

      A reconciliation of the numerator and denominator used in basic and diluted net income per share is as follows for the periods indicated:


                                                                   FOR THE QUARTERS              FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                              -----------------------------   -----------------------------
                                                                  1999            1998            1999            1998
                                                              -------------   -------------   -------------   -------------
 Net income (dollars in thousands): ..........................$      1,465    $      3,833    $      4,085    $     11,876
                                                              =============   =============   =============   =============

 Weighted average number of common shares:
   Basic......................................................  18,139,488      18,534,938      18,139,488      19,798,208
   Effect of dilutive securities - stock options..............                       1,153          16,965          35,098
                                                              -------------   -------------   -------------   -------------
   Diluted....................................................  18,139,488      18,536,091      18,156,453      19,833,306
                                                              =============   =============   =============   =============

 Net income per share:
   Basic                                                      $        .08    $        .21    $        .23    $        .60
   Effect of dilutive securities - stock options..............        -               -               (.01)           -
                                                              -------------   -------------   -------------   -------------
   Diluted....................................................$        .08    $        .21    $        .22    $        .60
                                                              =============   =============   =============   =============


SUBSEQUENT EVENTS

      In October 1999, the Company extended its $150 million warehouse financing facility to December 2000, which was due to expire in December 1999. As partial consideration for this facility, the Company agreed to grant the warehouse lender stock warrants to purchase an aggregate of 900,000 shares. This warehouse financing facility, which is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% to 1.75% over one month United States ("US") dollar denominated London Interbank Offered Rate ("LIBOR").

      The Company has resumed activity with respect to its share repurchase program during the fourth quarter of 1999 and had repurchased 115,000 shares as of November 10, 1999.

      During October 1999, the Company closed one of its retail branches located in Ohio.

RISK FACTORS

      As a fundamental part of its business and financial strategy, the Company securitizes the majority of its loans, whereby the Company deposits into a trust certain loans originated or acquired by the Company in exchange for (i) debt instruments secured by the loans in the trust and (ii) a residual interest in the trust. The Company then sells the debt instruments to the public. A significant portion of the Company's revenues, income and cash flow is generated through these securitizations. There can be no assurance that the Company will be able to continue to access the securitization market on the same terms as previously experienced. Any substantial reduction in the availability of the securitization market for the Company's loans, or any substantial deterioration in the terms offered the Company for its securitization, would likely have a material adverse effect on the Company's results of operations and financial condition.

      In October 1999, the Company extended its $150 million warehouse financing facility to December 2000, which was due to expire in December 1999 (see "Subsequent Events"). This facility contains certain affirmative and negative covenants with which the Company was in compliance as of September 30, 1999. In March 1999, the Company entered into an additional $20 million warehouse financing facility, which expired in September 1999 and was not renewed. Although management expects that the Company will be able to maintain its financing agreement, there can be no assurance that the Company will be able to do so. If the Company is not successful in maintaining or replacing the existing financing agreement, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales and securitizations, thereby having a material adverse effect on the Company's results of operations and financial condition.

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

      The Company's average loan-to-value ("LTV") for loan originations and purchases has historically ranged between 60% and 68%. Consequently, the Company's product has been susceptible to heavy solicitation for refinancing. This has resulted in average constant prepayment rates ("CPRs") experienced by the Company to be greater than that of the industry, which in turn has negatively affected mortgage servicing rights and the recognition of income on residual interest. Continued increase in CPRs may have a material adverse effect on the Company financial condition, result of operations, and cash flows.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In connection with this arrangement, the Company is required to maintain a restricted cash balance, equivalent to charge-offs experienced by the Company in the preceding twelve months. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 2000. Accordingly, the Company is currently pursuing the sale of its credit card portfolio in an effort to meet its obligation in February 2000, and has discontinued the issuance of new credit cards. There is, however, no assurance that the Company will either be successful in selling the credit card portfolio, which currently has an available credit line of approximately $27 million and an outstanding balance of approximately $20 million, by the obligation date or be able to have the appropriate capital or financing in place to purchase these assets.

      In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. That investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition (see "Recent Developments"). The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company. The Company is also party to various legal proceedings arising out of the ordinary course of its business. Any substantial judgment against the Company in any of these legal proceedings, or the related legal fees that may be incurred to defend the Company in connection therewith, could have a material adverse effect on the Company's results of operations and financial condition (see Part II, Item 1., "Legal Proceedings," below).

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

      In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which became effective for the first fiscal quarter beginning after December 15, 1998. This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities based on its ability and intent to sell or hold those investments. The adoption of this standard did not have a material effect on the Company's financial reporting.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

OVERVIEW

      The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network which, as of September 30, 1999, is comprised of 32 active offices in the United States (ten of which are located in California, four of which are located in New York, three of which are located in New Jersey, two of which are located in Illinois, Maryland, Ohio and Pennsylvania, and one of which is located in each of Arizona, Colorado, Florida, Minnesota, Oregon, Utah and Washington. Additionally, the Company maintains eight offices (two of which are located in California, and one of which is located in each of Colorado, Illinois, Ohio, Oregon, Pennsylvania and Utah) with respect to its newly acquired subsidiary, Coast Security Mortgage (see "Recent Developments"). The Company also purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

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


RECENT DEVELOPMENTS

      In July 1999, the Company acquired Coast, a retail mortgage company that originated approximately $100 million of sub-prime first mortgages in each of the last two years. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding the merits, pricing and terms of the transaction. The acquisition of Coast was accounted for using the purchase method. Accordingly, the Company recorded approximately $3.2 million in goodwill, which is currently being amortized over 10 years. The Company currently maintains eight offices (two of which are located in California, and one of which is located in each of Colorado, Illinois, Ohio, Oregon, Pennsylvania and Utah) with respect to the acquisition of Coast.

      In July 1999, the Company sold its portfolio of United Kingdom loans. The sale of such assets was an opportunity presented to the Company in a manner that allowed the Company to completely exit its United Kingdom operations. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million. Consequently, the Company does not bear any material foreign currency risk exposure.

     In November 1998, the Attorney General of Minnesota filed an action on behalf of the State against the Company in Ramsey County District Court. The suit alleged violations of the Minnesota Uniform Deceptive Trade Practices Act, the Consumer Fraud Act, Truth in Lending Act and related federal regulations. The action was settled in September 1999. The settlement agreement does not constitute an admission by the Company of the allegations made by the Attorney General or any violation of any state or federal law; however, it involves cash payments to a limited number of customers and provides for additional terms and disclosures. The Company entered into this agreement without admitting any wrongdoing and for settlement purposes only. Management does not believe that the terms of the settlement will have a material adverse effect on the Company's results of operations and financial condition.

      During the current quarter of 1999, the Company opened two retail branches, one of which is located in each of California and Pennsylvania. However, during the same period, the Company closed three of its retail branches, one of which is located in each of Georgia, Virginia and Ohio. Accordingly, the Company has recorded a lease obligation reserve related to these non-operating retail branches during the current quarter (see "Subsequent Events").

LOAN ORIGINATIONS AND PURCHASES

      The following table summarizes loan origination and purchase activity for the periods indicated:


                                                               AT OR FOR THE QUARTERS      AT OR FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                            ---------------------------   ---------------------------
                                                                1999           1998           1999           1998
                                                            ------------   ------------   ------------   ------------
                                                                             (DOLLARS IN THOUSANDS)
Loan originations and purchases:
   Retail originations....................................  $   124,229    $   118,082    $   311,051    $   338,850
   Coast Security Mortgage................................       28,085                        28,085
   Loans by mail..........................................        7,292              -          8,688              -
   Wholesale purchases....................................        1,174         15,955          9,632         63,833
                                                            ------------   ------------   ------------   ------------
     Total................................................  $   160,780    $   134,037    $   357,456    $   402,683
                                                            ============   ============   ============   ============

Number of active branches as of the end of the period:
   United States:
     California...........................................                                         12              8
     Other states.........................................                                         28             23
   United Kingdom.........................................                                                         3
                                                                                          ------------   ------------
     Total................................................                                         40             34
                                                                                          ============   ============

Weighted average initial interest rate....................          8.8%           9.3%           9.0%           9.4%
Weighted average initial combined loan-to-value ratio.....         68.2%          67.2%          66.5%          64.9%
Average loan size.........................................  $       114    $       101    $       105    $        92


      Originations and purchases increased 20% for the quarter and decreased 11% for the nine months ended September 30, 1999 as compared to the corresponding periods in the prior year. While origination volume increased, wholesale purchases decreased for the quarter and nine months ended September 30, 1999. The increase in origination volume is primarily attributable to higher retail originations, additional volume generated from Coast Security Mortgage, a subsidiary purchased during the third quarter, and the Company's Loans by Mail program, which was developed in the current year. The decrease in wholesale purchases is primarily due to the discontinuation of the Company's wholesale low LTV purchase program during the second quarter of 1998.


LOAN SALES

                                                                    FOR THE QUARTERS           FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                               ---------------------------   ---------------------------
                                                                   1999           1998           1999           1998
                                                               ------------   ------------   ------------   ------------
                                                                                  (DOLLARS IN THOUSANDS)
 Securitizations.............................................. $   120,001    $   100,000    $   324,987    $   310,002
 Domestic whole loan sales....................................      20,827         46,009         46,237         110,912
 United Kingdom whole loan sales..............................      47,028                        47,028
                                                               ------------   ------------   ------------   ------------
      Total................................................... $   187,856    $   146,009    $   418,252    $    420,914
                                                               ============   ============   ============   =============

      Loan sales increased 29% for the quarter ended September 30, 1999 as compared to the corresponding prior year quarter, primarily due to the sale of the Company's United Kingdom loan portfolio. Excluding the sale of the United Kingdom loan portfolio, loan sales decreased 12% for the nine months ended September 30, 1999 as compared to the corresponding prior year period, primarily due to a corresponding decrease in loan originations and purchases volume during 1999 as compared to 1998.

COMPOSITION OF REVENUE AND EXPENSE

      The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                                  FOR THE QUARTERS       FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                              -----------------------   -----------------------
                                                                 1999         1998         1999         1998
                                                              ----------   ----------   ----------   ----------
REVENUE:
   Loan origination and sale:
     Gain on sale of loans................................         15.8%        12.2%        17.4%        12.2%
     Net loan origination and other fees..................         66.0         55.0         56.0         52.8
   Interest ..............................................         14.8         22.7         20.0         25.9
   Loan servicing and other fees..........................          3.4         10.1          6.6          9.1
                                                              ----------   ----------   ----------   ----------
     Total revenue........................................        100.0        100.0        100.0        100.0
                                                              ----------   ----------   ----------   ----------
EXPENSE:
   Compensation and benefits..............................         34.7         26.9         31.4         28.0
   Advertising............................................          8.7         13.1          9.8         11.1
   Professional services and other fees ..................          3.6          5.3          3.7          5.1
   Facilities and insurance...............................          8.9          5.3          6.6          5.2
   Supplies...............................................          3.0          2.4          2.5          3.3
   Depreciation and amortization..........................          3.6          2.2          3.0          2.2
   Interest...............................................         12.2          9.8         16.7          9.2
   Legal..................................................          7.9          4.3          9.5          2.9
   Travel and training....................................          2.3          1.5          2.0          1.8
   Other..................................................          1.9          1.7          2.3          1.2
                                                              ----------   ----------   ----------   ----------
     Total expense........................................         86.8         72.5         87.5         70.0
                                                              ----------   ----------   ----------   ----------
Income before income tax provision........................         13.2         27.5         12.5         30.0
Income tax provision......................................          5.3         10.5          5.0         11.4
                                                              ----------   ----------   ----------   ----------
Net income................................................          7.9%        17.0%         7.5%        18.6%
                                                              ==========   ==========   ==========   ==========


RESULTS OF OPERATIONS

REVENUE

      The following table sets forth the components of the Company's revenue for the periods indicated:


                                                                   FOR THE QUARTERS           FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                -------------------------   -------------------------
                                                                   1999          1998          1999          1998
                                                                -----------   -----------   -----------   -----------
                                                                                 (DOLLARS IN THOUSANDS)
 Loan origination and sale:
   Gain on sale of loans (1)..................................  $    2,937    $    2,745    $    9,515    $    7,786
   Net loan origination and other fees........................      12,236        12,404        30,617        33,634
 Interest.....................................................       2,745         5,120        10,915        16,487
 Loan servicing and other.....................................         635         2,291         3,578         5,833
                                                                -----------   -----------   -----------   -----------
      Total revenue...........................................  $   18,553    $   22,560    $   54,625    $   63,740
                                                                ===========   ===========   ===========   ===========

(1)      Excludes net loan origination and other fees.

      Total revenues decreased 18% or $4.0 million and 14% or $9.1 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998.

      Although gain on sale of loans and net loan origination and other fees revenue remained consistent for the quarter ended September 1999 as compared to the corresponding prior year period, it decreased by $1.3 million for the nine months ended September 30, 1999 as compared to the corresponding period in 1998.

      Excluding the $4.5 million negative adjustment related to residual interest which was recognized during the second quarter of 1998, gain on sale of loans increased $0.2 million and decreased $2.8 million for the quarter and nine months ended September 30, 1999. The increase in gain on sale during the current quarter and the decrease for the nine months ended September 30, 1999 is primarily related to a decrease in gain on sale from domestic whole loan sales and securitizations, offset by the gain recognized on the sale of the United Kingdom loan portfolio during the current quarter.

      Gain on sale from domestic whole loan sales decreased $0.8 million and $1.8 million for the quarter and nine months ended September 30, 1999, respectively, primarily due to lower domestic whole loan sales and lower premiums available in the secondary market. Domestic whole loan sales decreased to $46 million for the current year as compared to $111 million in the prior year.

      Gain on sale from securitizations decreased $0.2 million and $2.2 million for the quarter and nine months ended September 30, 1999, respectively. This decrease is primarily related to a decrease in the value of residual interest and mortgage servicing rights and higher securitization costs, all of which was partially offset by less premiums paid on wholesale purchases and increased hedging gains.

      The value of residual interest and mortgage servicing rights decreased by $1.4 million and $7.4 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. Residual interest and mortgage servicing rights as a percent of loans securitized decreased to 2.6% and 3.5% for the quarter and nine months ended September 30, 1999, respectively, from 4.5% and 5.9% for the corresponding prior year periods. The decrease in the value of residual interest and mortgage servicing rights was primarily related to lower spreads on the securitizations coupled with a required upfront overcollateralization. Additionally, the Company increased its weighted average CPR assumptions to 34% and 35% for the quarter and nine months ended September 30, 1999, respectively, from 32% and 30% for the corresponding prior year periods. Furthermore, costs related to the securitization increased by $0.3 million and $0.6 million for the quarter and nine months ended September 30, 1999, respectively. The decrease in the value of residual interest, mortgage servicing rights and increased securitization costs was partially offset by a $0.4 million and $3.5 million reduction in premiums paid on wholesale purchases, coupled with a reduction in hedging losses of $1.1 million and $2.3 million during the quarter and nine months ended September 30, 1999, respectively, when compared to the corresponding prior year periods.

      The decrease in gain on sale from domestic whole loan sales and securitization was negated by a $1.3 million gain recognized during the current quarter on the Company's sale of its United Kingdom loan portfolio, which was consummated in July 1999.

      Net loan origination and other fees decreased $0.2 million or 1% and $3.0 million or 9% for the quarter and nine months ended September 30, 1999, respectively, when compared to the corresponding prior year periods. This decrease is primarily due to a decrease in weighted average origination fees, partially offset by higher retail loan sales experienced during the current year. Weighted average origination fees decreased to 10.4% and 10.9% for the quarter and nine months ended September 30, 1999, respectively, as compared to 13.4% and 13.7% for the corresponding prior year periods.

     Interest revenue decreased $2.4 million or 46% and $5.6 million or 34% for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. This decrease was primarily related to decreases in interest revenue derived from residual interest, loans held for sale, the Company's United Kingdom loan portfolio and other investments. Interest revenue related to residual interest decreased $0.8 million and $3.7 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, primarily due to greater than expected prepayment rates experienced during the current year. Interest revenue related to loans held for sale decreased by $0.1 million and $1.3 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, due to lower average balances of loans outstanding during the current year. Interest revenue related to the Company's United Kingdom loan portfolio decreased $1.3 million and $0.3 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, as a result of the sale of the loan portfolio in July 1999. Furthermore, interest revenue related to other investments decreased $0.2 million and $0.3 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, primarily due to the warehouse financing receivable which existed in 1998.

     Loan servicing and other fees decreased $1.7 million or 72% and $2.3 million or 39% for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. The decrease is primarily due to (1) a decrease in fees related to prepayment penalties and other loan servicing fees, (2) a decrease in net credit card income, (3) an increase in the amortization of mortgage servicing rights, and (4) an increase in reserve for servicing advances. Prepayment penalties and other loan servicing fees decreased $0.8 million and $1.0 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, primarily due to a decrease in loan payoffs experienced during the quarter and decreased ancillary income earned on the Company's United Kingdom loan portfolio, resulting from the related loan sale which occurred in July 1999. Net credit card income decreased $0.6 million and increased $0.1 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, as a result of higher charge-offs experienced during the year, partially offset by higher finance charges due to an increase in average credit card balances during the current year. Amortization of mortgage servicing rights increased $0.3 million and $0.8 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, due to an increase in CPRs experienced during 1999. Furthermore, the Company recognized a $0.6 million reserve for servicing advances during the current year.


EXPENSE

      The following table sets forth the components of the Company's expense for the periods indicated:


                                                                     FOR THE QUARTERS         FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                -------------------------   -------------------------
                                                                   1999          1998          1999          1998
                                                                -----------   -----------   -----------   -----------
                                                                                (DOLLARS IN THOUSANDS)
 Compensation and benefits....................................  $    6,434    $    6,072    $   17,165    $   17,835
 Advertising..................................................       1,609         2,947         5,380         7,048
 Professional services and other fees.........................         673         1,194         2,042         3,237
 Facilities and insurance.....................................       1,655         1,194         3,621         3,336
 Supplies.....................................................         550           544         1,363         2,090
 Depreciation and amortization................................         663           503         1,617         1,401
 Interest.....................................................       2,265         2,207         9,141         5,839
 Legal........................................................       1,474           969         5,186         1,844
 Travel and training..........................................         434           339         1,096         1,134
 Other........................................................         355           379         1,204           841
                                                                -----------   -----------   -----------   -----------
   Total expense..............................................  $   16,112    $   16,348    $   47,815    $   44,605
                                                                ===========   ===========   ===========   ===========

      Total expense decreased 1% or $0.2 million and increased 7% or $3.2 million for the quarter and nine months ended September 30, 1999, respectively, as compared with the corresponding periods in 1998.

      Although compensation and benefits increased $0.4 million or 6%, it decreased by $0.7 million or 4% during the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. The increase in expenses during the quarter is related to the acquisition of Coast Security Mortgage and the development of the Company's E-Commerce and Loans by Mail divisions.

      Advertising, professional services and supplies decreased $1.9 million or 40% and $3.6 million or 29% during the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. This decrease in expenses is primarily due to the discontinuation of the Company's credit card and United Kingdom operations in December 1998 and the Company's overall cost reduction strategy, partially offset by an increase in expenses related to the acquisition of Coast Security Mortgage and the development of the Company's E-Commerce and Loans by Mail divisions.

      Facilities and insurance increased $0.5 million or 39% and $0.3 million or 9% during the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. The increase is due to an increase in the Company's lease obligation reserve related to non-operating branches (see "Recent Developments").

      The increase in legal expenses of $0.5 million and $3.3 million during the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods, is related to ongoing legal matters (see
Part II, Item 1. "Legal Proceedings").

      Interest expense increased $0.1 million and $3.3 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. The increase in interest expense is due to (1) an increase in debt issuance costs, (2) an increase in cost of funds related to the United States denominated secured term loan facility, (3) an increase in the average balance of the credit card portfolio; (4) partially offset by a decrease in the average balance of the domestic warehouse financing facility. Debt issuance costs increased by $0.7 million and $2.0 million during the quarter and nine months ended September 30, 1999, respectively, as compared with the corresponding prior year periods. Additionally, for the nine months ended September 30, 1999, the Company incurred an approximately $1.2 million increase in cost of funds related to its United States denominated secured term loan facility resulting from foreign currency devaluation. However, during the quarter ended September 30, 1999, cost of funds related to the United States denominated secured term loan facility decreased $0.7 million as a result of its payoff in conjunction with the sale of the United Kingdom loan portfolio. Cost of funds related to the credit card portfolio increased $0.1 million and $0.9 million for the quarter and nine months ended September 30, 1999, respectively, due to an increase in the average balance of the credit cards serviced. The increase in debt issuance cost, foreign currency loss and cost of funds related to the United Kingdom and credit card portfolios was partially offset by a decrease in interest from the domestic warehouse financing facility of approximately $0.2 million and $0.8 million, during the quarter and nine months ended September 30, 1999, respectively, resulting from a decrease in the average balance of loans financed.


INCOME TAXES

      The Company's estimated tax rate for the quarters ended September 30, 1999 and 1998 was 40.0% and 38.3%, respectively. The increase in the Company's estimated tax rate is primarily due to a change in geographical concentration of the Company's business.

SERVICING

      The following tables provide data on loan delinquency, real estate owned ("REO") and net losses for the Company's combined United States and United Kingdom servicing portfolio:

                                                                               AS OF
                                           --------------------------------------------------------------------------------
                                             SEPTEMBER 30, 1999          DECEMBER 31, 1998           SEPTEMBER 30, 1998
                                           ------------------------   -------------------------   -------------------------
                                                           % of                        % of                        % of
                                          (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                           Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                           ----------   -----------   -----------   -----------   -----------   -----------
Servicing portfolio.....................   $ 864,948                  $  865,663                  $  857,484
                                           ==========                 ===========                 ===========
30-59 days delinquent...................       5,512          0.6%    $   11,565          1.3%    $    8,528          1.0%
60-89 days delinquent...................       4,740          0.6          7,794          0.9          4,404          0.5
90 days or more delinquent..............      19,612          2.3         22,464          2.6         23,612          2.8
                                           ----------   -----------   -----------   -----------   -----------   -----------
   Total delinquencies..................   $  29,864          3.5%    $   41,823          4.8%    $   36,544          4.3%
                                           ==========   ===========   ===========   ===========   ===========   ===========
REO (1)  ...............................   $     965          0.1%    $    2,063          0.2%    $    1,921          0.2%
                                           ==========   ===========   ===========   ===========   ===========   ===========


                                                                 FOR THE QUARTERS          FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -------------------------   -------------------------
                                                                1999          1998          1999          1998
                                                             -----------   -----------   -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)

Average servicing portfolio (2)...........................   $  862,274    $  854,757    $  863,595    $  840,284
Net losses (3)............................................   $      352    $      273    $    1,105    $      673
Percentage of average servicing portfolio - annualized....         0.16%         0.13%         0.17%         0.11%


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

      In October 1999, the Company extended its $150 million warehouse financing facility to December 2000, which was due to expire in December 1999 (see "Subsequent Events"). This warehouse financing facility, which is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% and 1.75% over one month US dollar denominated LIBOR. This facility contains certain affirmative and negative covenants with which the Company was in compliance as of September 30, 1999. In March 1999, the Company entered into an additional $20 million warehouse financing facility, which expired in September 1999 and was not renewed.

      Although management expects that the Company will be able to maintain its financing agreement, there can be no assurance that the Company will be able to do so. If the Company is not successful in maintaining or replacing the existing financing agreement, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales, thereby having a material adverse effect on the Company's results of operations and financial condition.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity. Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In connection with this agreement, the Company is required to maintain a restricted cash balance, equivalent to charge-offs experienced by the Company in the preceding twelve months. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 2000. Accordingly, the Company is currently pursuing the sale of its credit card portfolio in an effort to meet its obligation in February 2000, and has discontinued the issuance of new credit cards. However, there is no assurance that the Company will either be successful in selling the credit card portfolio, which currently has an available credit line of approximately $27 million and an outstanding balance of approximately $20 million, by the obligation date or be able to have the appropriate capital or financing in place to purchase these assets.

      During the current quarter, the Company's spread on its securitization decreased due to less favorable market conditions experienced during the current quarter, which led investors to demand higher yields. Consequently, the Company was required to provide upfront overcollateralization in the form of cash equaling $2.6 million.

      As of September 30, 1999, the Company had commitments to fund loans of $6.8 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $109,000 and $165,000 for the quarter and nine months ended September 30, 1999, as compared to $309,000 and $3.3 million for the corresponding prior year periods. The decrease in capital expenditures during the current year was partially due to the Company's overall cost reduction strategy. In addition, during the nine months ended September 30, 1998, the Company incurred a non-recurring $1.4 million of improvements related to its telemarketing facility in Irvine, California.

      In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Class A Common Stock. Of the 7.5 million shares authorized as of September 30, 1999, the Company had repurchased approximately 4.0 million shares; however, did not repurchase any shares during the fourth quarter of 1998 and the first nine months of 1999. The Company has resumed the share repurchase program during the fourth quarter of 1999 and had repurchased 115,000 shares as of November 10, 1999.


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

      The Company has implemented a formal five-step plan in order to address the Year 2000 issue: (1) Awareness, (2) Inventory, (3) Assessment, (4) Renovation, and (5) Testing and Implementation. The plan addresses hardware and software purchased or leased from outside vendors, in-house developed software, telecommunication equipment and facilities. All steps of the plan have been completed and, thus far, the Company has been required to replace or renovate only a small amount of its older computer equipment to comply with the Year 2000 issue. Since the majority of the Company's computer software and hardware was purchased or developed recently and was designed to be Year 2000 compliant, the Company's cost of addressing the Year 2000 issue has not been material, nor does the Company expect any remaining costs to be material.

      The Company has initiated formal communication with its significant outside vendors to determine the extent to which the Company may be vulnerable to Year 2000-related risks in the event that those parties fail to properly address their own Year 2000 issues. While the Company is not presently aware of any significant exposure, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner. Consequently, a contingency plan for outside vendors has been completed for dealing with the most reasonably likely worst case scenario.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In July 1999, the Company sold its portfolio of United Kingdom loans. Proceeds from the sale were used to repay the related secured term loan facility.

      No other material changes with regard to market risk from the preceding fiscal year were noted.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Class A Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action is currently in the discovery stage. On May 26, 1999, an action based on substantially similar facts and allegations was filed in the United States District Court for the Central District of California. The plaintiffs in these class action suits are seeking an unspecified amount of damages. The Company has filed a motion to dismiss, which is being set for hearing. Both the state and federal actions are in the preliminary stages, and the Company believes that the allegations are without merit.

     In September 1998, the Company was informed by the DOJ that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The joint investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition (see "Recent Developments"). The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case is currently in the discovery stage.

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

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian and Sarah Chisick in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case is currently in its discovery stage.

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

ITEM 5.  OTHER INFORMATION

     Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits


 EXHIBIT
    NO.                         DESCRIPTION OF EXHIBIT
    ---                         ----------------------

  2.1 Stock Purchase Agreement by and among Coast Security Mortgage, Inc. and the shareholders thereof and First Alliance Corporation, dated as of July 2, 1999 (Incorporated by reference to Form 8-K filed on July 19, 1999)
  3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
  4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
  10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.2    Form of Pooling and Servicing Agreement (Incorporated by reference to
          Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.3    Corporate Headquarters Lease (Incorporated by reference to Exhibit
          10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S1, Commission File No. 333-3633)
  10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
  10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
  10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
  10.9    Chisick Employment Agreement (Incorporated by reference to Exhibit
          10.9 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
  10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
  10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)

  10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
  10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
  10.16 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
  10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to
          Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
  10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, Commission File No. 0-28706)
  10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-28706)
  10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
  27      Financial Data Schedule *

----------------
* Filed herewith.



      (b) Reports on Form 8-K:
            A current report on Form 8-K was filed July 19, 1999 by First Alliance Corporation. Under Item 5, "Other Events," First Alliance reported the consummation of the Coast Security Mortgage acquisition.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date: November 12, 1999                          /s/  BRIAN CHISICK
     ----------------------             ----------------------------------------
                                                     Brian Chisick
                                         President and Chief Executive Officer



Date: November 12, 1999                        /s/  FRANCISCO NEBOT
     ----------------------             -------------------------------
                                                    Francisco Nebot
                                               Executive Vice President
                                              Principal Financial Officer