Form 10-K
period 1999-12-31
FIRST ALLIANCE CORP /DE/
filed 2000-03-13
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934.
         For the fiscal year ended December 31, 1999
                                   OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934.
         For the transition period from_________ to _________


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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
Class A Common Stock, $0.01 par value        NASDAQ National Market System


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     As of February 1, 2000, the aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $12.5 million.

     As of February 1, 2000, the registrant had outstanding, net of treasury shares, 17,949,288 shares of Class A Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III, Items 10, 11, 12 and 13 is incorporated by reference to First Alliance Corporation's proxy statement which will be filed with the Commission not more than 120 days after December 31, 1999.
================================================================================

                                     PART I


FORWARD LOOKING STATEMENTS

    Certain statements in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Report of 1995. You can identify forward looking statements by the use of such words as "expect," "estimate," "intend," "project," "budget," "forecast," "anticipate," "plan," "in the process of," and similar expressions. Forward looking statements include all statements regarding the Corporation's expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales, resolution of regulatory actions and other litigation, operating efficiencies and product and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Corporation, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, the demand for the Corporation's services, competitive factors in the industry in which the Corporation competes, changes in government regulation, future regulatory actions and litigation, continuing tightening of credit availability to the sub-prime mortgage industry, early termination of credit agreements with credit providers, increased yield requirements by asset-backed investors, lack of continued availability of the Corporation's credit facilities, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by the Corporation, rapid fluctuation in interest rates, risks related to not hedging against loss of value of the Corporation's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cash flow trust) markets generally, lower than expected performance of companies acquired by the Corporation, market forces affecting the price of the Corporation's common stock and other uncertainties associated with the Corporation's current financial difficulties and other risks identified in the Corporation's Securities and Exchange Commission filings.


ITEM 1.  BUSINESS

GENERAL

    First Alliance Corporation ("FACO"), together with its subsidiaries (the "Company"), is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The majority of the Company's loans are made to borrowers who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. Typically, the Company's borrowers are individuals who do not qualify for conventional loans because of impaired or unsubstantiated credit characteristics and/or unverifiable income, and whose borrowing needs are not met by conventional lending institutions. Other borrowers include individuals who may qualify for a conventional loan but find the Company's loans attractive due to the Company's personalized service and rapid funding capability. The Company either securitizes the loans in a trust or sells them to wholesale purchasers. A significant portion of the mortgages are securitized with the Company retaining the right to service the loans. Loans sold to wholesale purchasers are sold on a servicing released basis. As of December 31, 1999, the Company serviced 10,581 loans, representing a balance of approximately $892 million. Of such balance, 44% represent loans secured by California properties. The Company is currently licensed to engage in the mortgage finance business in 18 states and the District of Columbia.

    The Company originates loans through its retail branch network and its Loan by Mail division which, as of December 31, 1999, are comprised of 25 active offices in the United States (ten of which are located in California, four of which are located in New York, three of which are located in New Jersey, two of which are located in Illinois, and one of which is located in each of Arizona, Colorado, Maryland, Oregon, Utah and Washington). Additionally, as of December 31, 1999 the Company maintained ten small offices (two of which are located in California and Maryland, and one of which is located in each of Colorado, Illinois, Ohio, Oregon, Pennsylvania and Utah) with respect to its newly acquired subsidiary, Coast Security Mortgage ("Coast") (see "Recent Developments").

    The Company is primarily an originator of loans, with 98% of its 1999 loan volume coming from its branch operations. Besides a strong emphasis placed on its marketing and sales efforts, the Company provides a high degree of personalized service and timely response to loan applications. Historically, the Company's customers have been willing to pay the Company's loan origination fees and interest rates which are typically higher than those charged by conventional lending institutions.

    The Company believes it has maintained conservative underwriting guidelines when originating and purchasing loans. The predominant portion of the Company's loan originations carry relatively low loan-to-value ("LTV") ratios, which mitigates the credit risk associated with such obligations. In conjunction with the Company's disciplined collection and foreclosure practices, this approach has allowed the Company to maintain low delinquency and loan losses relative to others in the industry. In addition, the Company originates loans with higher levels of credit risk to earn origination fees, however, it generally sells such loans on a servicing released basis to companies with higher LTV risk tolerance.


RECENT DEVELOPMENTS

    In February 1999, the Company refinanced its 40,000 square foot office building in Irvine, California, and received proceeds of approximately $3.7 million. The loan bears an interest rate of 6.9% and matures on March 1, 2009, at which time a balloon payment of $2.5 million is due.

    In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. Nevertheless, the Company is pursuing the sale of the credit card portfolio and has discontinued the issuance of new credit cards. There is, however, no assurance that the Company will either be successful in its dispute against Fidelity or in selling the credit card portfolio, which currently has an available credit line of approximately $22 million and an outstanding balance of approximately $16 million, or be able to have the appropriate capital or financing in place to purchase these assets.

    In June 1999, the Company implemented the concept of a centralized retail operation by establishing a Loan by Mail division.

    In June 1999, the Company announced the creation of an E-Commerce initiative to establish a presence in the Internet mortgage origination arena. The E-Commerce initiative will be comprised of two channels. The first is E-Commerce Consumer Direct, which is currently utilizing banner advertising campaigns located on various web sites as a mechanism to obtain loan leads. In addition, the Company is currently developing its own web site portal. These loan leads are eventually converted into loans or sold to a third party loan originator. The second initiative is E-Commerce Wholesale, which will allow the Company to build national wholesale lending and whereby mortgage brokers may apply for a loan through the Company's web site. The E-Commerce Wholesale initiative is expected to be operational in April 2000. The utilization of these E-Commerce initiatives will allow the Company to originate, approve, process and fund mortgage loans at a lower cost and with greater efficiency and convenience.

    In July 1999, the Company acquired Coast, a retail mortgage company that originated approximately $100 million of sub-prime first mortgages in each of the last two years. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's Chairman and Chief Executive Officer. The purchase price of $4.1 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding pricing and terms of the transaction. The acquisition of Coast was accounted for using the purchase method. Accordingly, the Company recorded approximately $3.2 million in goodwill, which is currently being amortized over 10 years. In connection with the acquisition of Coast, the Company gained ten small offices (two of which are located in California and Maryland, and one of which is located in each of Colorado, Illinois, Ohio, Oregon, Pennsylvania and Utah).

    In July 1999, the Company sold its portfolio of United Kingdom loans. The sale of such assets was an opportunity presented to the Company, which allowed the Company to completely exit its United Kingdom operations. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million.

    In October 1999, the Company extended its $150 million warehouse financing facility, which was due to expire in December 1999, to December 2000. As partial consideration for this facility, the Company agreed to grant the warehouse lender stock warrants to purchase 4.90% of the shares outstanding, with an effective date of January 15, 2000. This warehouse financing facility, which is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% to 1.75% over one month United States ("US") dollar denominated London Interbank Offered Rate ("LIBOR"). Additionally, in December 1999, the Company amended the effective date of the stock warrants granted the warehouse lender in 1998, which represent the option to purchase 1% of the shares outstanding. The effective date was changed from February 15, 1999 to January 15, 2001.

    In September 1999, the Company settled a lawsuit with the State of Minnesota, which was filed by the Attorney General of Minnesota on behalf of the State in Ramsey County District Court in November 1998. The suit alleged violations of the Minnesota Uniform Deceptive Trade Practices Act, the Consumer Fraud Act, Truth in Lending Act and related federal regulations. The settlement agreement did not constitute an admission by the Company of the allegations made by the Attorney General or any violation of any state or federal law; however, it involved cash payments to a limited number of customers and provides for additional terms and disclosures. The Company entered into this agreement without admitting any wrongdoing and for settlement purposes only.

    During 1999, the Company closed ten unprofitable retail branch offices and opened two retail branch offices.


MARKETING AND SALES

    MARKETING

    The Company's primary marketing efforts are designed to identify individuals who, based on the Company's historic customer profiles, display a statistical likelihood for becoming a consumer of the Company's products and services and, at the same time, satisfy the Company's underwriting guidelines. The Company believes its focused marketing approach results in a lower overall marketing cost per funded loan as compared to a broad indiscriminate marketing approach aimed at a wide range of homeowners.

    The Company utilizes a proprietary marketing methodology to subjectively analyze the Company's historical customer base to identify characteristics common to its customers. These common characteristics are integrated with information obtained from a number of outside sources, including credit bureaus, related to the homeowner pool in new or existing markets. The characteristics of individual homeowners and their properties in the homeowner pool are compared with characteristics common to the Company's historical customer base to identify and locate a list of homeowners ("Homeowners") with characteristics that make them likely to become customers for the Company's products and services and to satisfy its underwriting guidelines. The Company then focuses its telemarketing and mailing efforts on these identified Homeowners. Any new regulation limiting the Company's access to data relating to the homeowner pool may have a material adverse effect on the Company's results of operations and financial condition.

    Additionally, the Company has created an E-Commerce marketing strategy, which is comprised of two channels.

    The first is E-Commerce Consumer Direct, which is currently utilizing banner advertising located on various web sites as a mechanism to obtain loan leads. In addition to the web banner advertising, the Company is developing four consumer web sites in which potential customers can obtain and shop on-line for loan information. The largest of the sites will be a portal and will be branded and marketed as an avenue to the Company's loan products and services. Each site will contain general consumer information and will contain a loan inquiry form from which leads can be generated. These loan leads are eventually converted into loans or sold to a third party loan originator. The Company expects to complete its web sites by April 2000.

    The second initiative is E-Commerce Wholesale, which will allow the Company to build national wholesale lending and whereby mortgage brokers may apply for a loan through the Company's web site. The E-Commerce Wholesale initiative is expected to be fully operational in April 2000.

    The utilization of these E-Commerce initiatives will allow the Company to originate, approve, process and fund mortgage loans at a lower cost with greater efficiency and convenience.


    MAILING CAMPAIGNS AND TELEMARKETING

    The Company's mailing and telemarketing campaigns focus primarily on Homeowners in the communities surrounding its branch offices. Additionally, mailing campaigns are conducted in communities in which the Company does not have a branch office presence, from which leads are generated for its Loan by Mail division. These campaigns focus on the multiple benefits of the Company's services and loan products. The Company distributes an average of over 1.9 million pieces of mail monthly. All of the Company's mailing campaigns originate from its mail processing center in Irvine, California. The Company's mailing campaigns result in an average of over 4,000 inbound loan inquiry calls from Homeowners monthly. The Company continually monitors the effectiveness of each of its mailing and telemarketing campaigns and continues, modifies or discontinues a particular campaign based on the results of such monitoring.

    The Company's telemarketing department handles both inbound and outbound calls from and to Homeowners and existing customers. Substantially all of the inbound calls are from Homeowners responding to the Company's mailing campaigns. The Company monitors the effectiveness of each mailing campaign by tracking which campaign is the source of each inbound call. The outbound telemarketing department uses computerized predictive dialers to continually solicit Homeowners.

    The telemarketing representative's responsibility is to describe the benefits of the Company's products and services, obtain information about the Homeowner, the subject property and the purpose of the loan and schedule an appointment to have a Company appraiser or a third party appraiser visit and inspect the subject property. The Company monitors the performance of its telemarketing staff on a weekly and monthly basis.


    APPRAISAL

    The Company's property valuation process continues throughout the loan application process. In many instances, the first stage of valuation occurs immediately after a telemarketing representative sets an appraisal appointment. Staff at the Company's headquarters gather publicly available information with respect to recent sales of comparable properties in the same area as the subject property. The estimated value of the subject property is verified to the comparable sales data. Only properties that satisfy this stage of the initial underwriting process will be verified and forwarded to either the Company's in-house or third party appraiser.

    Branch appraisals are typically completed by in-house appraisers within two days of the initial telemarketing contact. This appraisal, which provides a valuable marketing opportunity, is the applicant's first face-to-face contact with the branch representatives. Loan by Mail and Coast appraisals are completed by a third party appraiser due to the centralized nature of their operations.

    Senior appraisers at the Company's headquarters perform a desk review of the property appraisal on the following loan applications: (i) all properties with a market value above $250,000 or less than $100,000, (ii) all loans with a loan amount of $150,000 or greater, (iii) all loan applications with a combined LTV equal to or greater than 69%, (iv) all loan applications prepared by a new branch office for the first 90 days of its existence, (v) all income properties, and (vi) approximately 10% of the loan applications not otherwise reviewed.

    The Company hires certified or licensed appraisers in those states which require such designations. Individual branch office appraisers are rated and compensated based on the ongoing quality of appraisals performed and the number of sales appointments set. The Company monitors the performance of its appraisers on a weekly and monthly basis.

    In connection with each securitization of the Company's loans, independent appraisers have conducted appraisals on a randomly selected sample of the subject properties that are the collateral for the securitized loans. The valuations of the sample properties determined by the Company's appraisers have, on an average, been 0.69% more conservative than the valuations determined by such independent appraisers.

    LOAN ORIGINATION OPERATIONS

    The branch offices, Loan by Mail and Coast are responsible for completing the sales process. It is the responsibility of the Company's staff to determine the applicant's needs for financing, tailor a loan program to fit the applicant's financial needs, perform preliminary underwriting and provide the applicant a choice of loan products and detailed explanation of the various loan terms. All loan officers of the Company utilize a loan origination software system to determine an applicant's qualifications for the various products offered by the Company. The loan origination software system incorporates the Company's underwriting guidelines with respect to collateral, credit quality, character, and capacity to repay. The loan officer or branch manager will run a credit report for each applicant. The Company utilizes a mortgage rating and/or credit score ("FICO Score") derived from a credit score model developed by an independent third party. Based upon such factors, an applicant is preliminarily designated as an "A" through "C" risk, with sub-ratings within each category. The designation is reviewed by the Company's centralized quality control and underwriting department before final approval.

    The typical retail branch office consists of a branch manager, one or two loan officers, one or two appraisers and one or two loan processors. Loan by Mail is a centralized retail operation with an operations manager and several loan officers. The operation of Coast is a hybrid of the retail branch and Loan by Mail operations, whereby small branch offices are maintained with branch managers and field representatives, yet the loan officers are centralized similar to Loan by Mail.

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


UNDERWRITING

    The main underwriting and quality control functions are centralized at the Company's headquarters. The most significant of the Company's underwriting functions are performed by senior management. The Company maintains quality control and underwriting departments. The Company strives to process each loan application received from its branch office network as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications receive decisions within three days of receipt and are funded within 20 business days of approval.

    After a full review by the quality control department, each initial loan application file is forwarded to the underwriting department for approval. Loans that clearly conform to the Company's underwriting guidelines are approved at the first level of review. Other loans that present more complicated underwriting issues are reviewed by either the senior underwriting personnel or the loan committee.

    The decision of the underwriter to approve, decline or modify a loan is based upon a number of factors, including the appraised value of the property, the applicant's credit quality and the Company's perception of the applicant's ability to repay the loan. With respect to the value of the collateral, loans secured by first mortgages are generally limited to a maximum 85% combined LTV; however, the Company will originate loans with a combined LTV of up to 100% for loans expected to be sold on a whole loan basis. Loans secured by second mortgages are limited to a maximum 75% combined LTV. The Company has established classifications with respect to the credit profiles of loans and subject properties based on certain of the applicant's characteristics. Each loan application is placed into one of the Company's five ratings ("A" through "C," with subratings within those categories), depending upon the following primary factors: (i) an applicant's mortgage rating, (ii) an applicant's FICO Score,
(iii) an applicant's derogatory and bankruptcy history, if any, and (iv) combined LTVs. Terms of loans made by the Company vary depending upon the classification of the application, the debt to income ratio, income verification and other factors. Applications with lower classifications generally are subject to higher interest rates due to the increased risk inherent in the loan.

    The Company's underwriting staff has extensive experience in the non-conforming loan origination industry. The management of the Company believes that such experience provides the Company with the infrastructure to sustain and maintain its commitment to a high standard of loan underwriting. The Company is committed to applying consistent underwriting procedures and to training and retaining experienced underwriting staff.

    The table below indicates the minimum credit ratings and FICO score, and maximum LTV by credit risk:

                                                "A"            "A-"            "B"             "B-"              "C"
                                             ----------     -----------    ------------    -------------    --------------
         Minimum Mortgage Rating (1)          0 x 30          2 x 30         2 x 30           4 x 30           1 x 120
                                                              0 x 60         1 x 60           1 x 60             or
                                                                               or             1 x 90           12 x 30
                                                                             4 x 30             or             12 x 60
                                                                             0 x 60           4 x 30           12 x 90
                                                                                              2 x 60
                                                                                              0 x 90

         Minimum FICO Score                     650            620             590             550               500
         Maximum LTV                            85              85             85               80               70


----------------------

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

    The following table reflects the risk classifications of the Company's loan originations and purchases in 1999:

                                                                    TOTAL                        WEIGHTED
                                                                 (DOLLARS IN        % OF      AVERAGE INITIAL
                          LOAN CLASSIFICATION                     THOUSANDS)        TOTAL      INTEREST RATE
         ------------------------------------------------------ --------------- -------------- --------------
         "A" Risk (1).........................................  $    317,793         65%             8.6%
         "B" Risk (2).........................................       119,141         25%             9.0%
         "C" Risk.............................................        38,656          8%             10.0%
         "D" Risk (3).........................................         7,949          2%             10.9%
                                                                --------------- -------------- --------------
             Total............................................  $    483,539        100%             9.1%
                                                                =============== ============== ==============

----------------------

    (1) "A" risk includes categories of "A" and "A-"
    (2) "B" risk includes categories of "B" and B-"
    (3) During 1999, the Company originated certain loans which it classified under a "D" credit risk rating. A "D" credit risk rating represented an applicant with a minimum mortgage rating of 1 x 150, a minimum FICO score of zero, and a maximum LTV of 65%. This credit risk rating is no longer used by the Company.


LOAN ORIGINATIONS AND PURCHASES

    The following table presents selected information relating to the origination and purchase of loans by the Company for the years ended December 31:

                                                                                  1999           1998          1997
                                                                              -------------- ------------- -------------
    Type of property securing loan:
        Single-family........................................................         90%           89%           91%
        Multi-family and other...............................................         10%           11%            9%
                                                                              -------------- ------------- -------------
                                                                                     100%          100%          100%
                                                                              ============== ============= =============
    Type of mortgage securing loan:
        First lien...........................................................         99%           99%           99%
        Junior lien..........................................................          1%            1%            1%
                                                                              -------------- ------------- -------------
    Total....................................................................        100%          100%          100%
                                                                              ============== ============= =============

    Weighted average interest rate...........................................        9.1%          9.3%          9.5%
    Weighted average initial combined LTV (1) ...............................       67.3%         65.3%         62.5%

----------------------

(1) The LTV of a loan secured by a senior mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The combined LTV of a loan secured by any junior mortgage is determined by taking the sum of the loans secured by such mortgage and any senior mortgages and dividing by the appraised value of the mortgaged property at origination.


LOAN SALES

    SECURITIZATION

    As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans. In a typical securitization, the Company sells loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issues interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities are used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retains a residual interest in the trust.

    As the holder of the residual interest certificates, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) the principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interest certificates, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

    The Company arranges for credit enhancement to achieve an improved credit rating on the regular interest certificates issued. This credit enhancement generally takes the form of an insurance policy, issued by a monoline insurance company, ensuring the holders of the regular interest certificates of timely payment of scheduled principal and ultimate payment of scheduled interest at the pass-through rate. In addition, the securitization trust structure typically includes overcollateralization as an additional means of credit enhancement. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated loan losses. Overcollateralization requirements may include an initial deposit, the sale of loans at less than par or retention of distribution to the residual interest certificate holder until a specified overcollateralization amount has been attained. This retention of excess cash flow creates a faster amortization of the scheduled balance of the regular interest certificates than the amortization of the principal balance of the mortgage loans in the securitization pool. Losses resulting from defaults by borrowers on a payment of principal or interest on the loans in the securitized pool will reduce the overcollateralization to the extent that funds are available and may result in a reduction in the value of the residual interest certificates held by the Company. If payment defaults exceed the amount of overcollateralization and excess cash flows, the insurance policy will pay any further losses experienced by holders of the regular interest certificates in the related securitization trust.

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

    The Company retains the right to service loans it securitizes. In addition to management servicing fees, the Company also receives prepayment penalties and other ancillary servicing fees, such as late charges, NSF and reconveyance fees on loans serviced.


    WHOLE LOAN SALES

    Certain loans originated by the Company are not chosen for inclusion in a securitization. These loans may include loans with higher combined LTVs and/or loans that have higher credit risk. The Company will originate these loans to earn the origination fees and will then sell such loans to wholesale purchasers with higher LTV risk tolerance on a servicing released basis. The Company anticipates that it will continue to sell certain loans on a whole loan basis.


INTEREST RATE RISK MANAGEMENT

    The Company's profitability is in part determined by the difference, or "spread," between the interest rate on the loans originated or purchased by the Company and the pass-through interest rates payable to regular interest certificates issued in securitizations. Between the time of loan origination or purchase and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur at the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value.

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

    The Company's hedging program has been limited to selling short or forward sales of United States Treasury securities and prefunding loan originations in its securitizations. United States Treasury securities are utilized by the Company due to the liquidity of the market for such securities and the high degree of correlation between such securities and the pass-through interest rates for regular interest certificates in the Company's fixed rate mortgage pools. Prefunding allows the Company to fix the relationship between the interest rates charged on the loans and the pass-through rates for the regular interest certificates by permitting the Company to deliver loans to a securitization trust after the date of its closing.

    See Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," under the effects of recent accounting pronouncements section.


SECURITIZATION RISK

    A significant portion of the Company's revenues, income and cash flow is generated through securitizations. The value of and market for the Company's loans are dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect the Company's ability to securitize loans for acceptable prices within a reasonable period of time. A prolonged, substantial reduction in the size of the securitization market for loans of the type originated or purchased by the Company may adversely affect the Company's ability to access the securitization market on the same terms as previously experienced. Any substantial reduction in the availability of the securitization market for the Company's loans, or any substantial deterioration in the terms offered the Company for its securitization, would likely have a material adverse effect on the Company's results of operations and financial condition.

    During the current year, less favorable market conditions led investors to demand higher yields, which in turn reduced the Company's spread on its securitizations. Consequently, the Company was required to provide up-front overcollateralization in the form of cash of approximately $4.5 million related to its two most recent securitizations. There can be no assurance that future transactions will not require up-front overcollateralization.

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


CREDIT FACILITY RISK

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

    In October 1999, the Company extended its $150 million warehouse financing facility, which was due to expire in December 1999, to December 2000. This facility contains certain affirmative and negative covenants with which the Company was in compliance as of December 31, 1999. Although management expects that the Company will be able to maintain its financing agreement, there can be no assurance that the Company will be able to do so.


LITIGATION RISK

    In addition to being party to various legal proceedings arising out of the ordinary course of business, the Company has also been involved with several lawsuits, which have targeted its lending practices (see Item 3. Legal Proceedings, below). Any substantial judgment against the Company in connection therewith could have a material adverse effect on the Company's results of operations and financial condition.


COMMITMENT RISK

    In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. Nevertheless, the Company is pursuing the sale of the credit card portfolio and has discontinued the issuance of new credit cards. There is, however, no assurance that the Company will either be successful in its dispute against Fidelity or in selling the credit card portfolio, which currently has an available credit line of approximately $22 million and an outstanding balance of approximately $16 million, or be able to have the appropriate capital or financing in place to purchase these assets.


LOAN SERVICING

    The Company retains the right to service the loans on behalf of the different trusts established at the time of securitization. Loan servicing includes collecting payments from borrowers, remitting payments to investors who have purchased the certificates issued by the trusts, advancing delinquent payments, and other advances as needed to protect the certificate holders, investor reporting, accounting for principal and interest, contacting delinquent borrowers, conducting foreclosure proceedings and disposing of foreclosed properties. The Company's servicing portfolio included 10,581 loans with an outstanding balance of approximately $892 million as of December 31, 1999. The Company receives management servicing fees ranging from 0.5% to 2.0% per annum for fixed rate loans and 0.5% to 1.0% per annum for adjustable rate loans, based upon the outstanding principal balance of loans serviced.

    The following table reflects the classification of the Company's loan service portfolio by state as of December 31, 1999:

                                                                                                       % OF TOTAL
                                              NUMBER OF LOANS           PRINCIPAL BALANCE          PRINCIPAL BALANCE
                                          ------------------------   -------------------------  -------------------------
                                                                      (DOLLARS IN THOUSANDS)

        California........................           4,575                  $  396,653                       44%
        New York..........................           1,183                     107,919                       12
        New Jersey........................             919                      79,249                        9
        Illinois..........................             684                      52,531                        6
        Washington........................             458                      40,924                        5
        Oregon............................             331                      28,493                        3
        Florida...........................             372                      26,814                        3
        Others states.....................           2,059                     159,744                       18
                                          ------------------------   -------------------------  -------------------------
          Total...........................          10,581                  $  892,327                   100.00%
                                          ========================   =========================  =========================

    The Company has a computer-based loan servicing system that enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans, provides the Company with, among other things, payment processing, cashiering, collection and reporting functions, as well as tracking and maintaining impound accounts and hazard and flood insurance information. The Company's loan servicing software also allows the Company to track and maintain impound accounts and hazard and flood insurance information.

    The Company believes its disciplined collection practices contribute to the relatively low delinquency and loss rates on its servicing portfolio. The following table illustrates the timeline of the Company's collection practices, assuming (i) the loan is originated in California, and (ii) a ten-day grace period applies by contract or under applicable law:

                         TIME (1)                                                    EVENT
     -------------------------------------------------  -----------------------------------------------------------------
     1st day of the month............................   Borrower loan payment due.

     11th day of the month...........................   Payment not received is late.

     12th day of the month...........................   Notice of past due payment mailed to borrower.

     20th day of the month...........................   Notice of foreclosure mailed to borrower.

     26th day of the month...........................   Final notice mailed to borrower.

     42 days after due date..........................   File forwarded to foreclosure department which records notice of default after 45th day of delinquency.

     After notice of default or similar notice is       Borrower informed of status and Company's reinstatement period
     recorded........................................   dates.

     During the reinstatement period.................   Pre-foreclosure property inspection and valuation performed.

     End of the reinstatement period.................   Notice of trustee's sale recorded and trustee's sale date
                                                        scheduled.  Property sold to third party or acquired on behalf of the Company or a securitization trust.

----------------------

    (1) In other states, the Company's collection procedures described above may occur sooner or later depending upon applicable foreclosure regulations.

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


CURRENT MARKETS AND EXPANSION PLANS

    CURRENT MARKETS

    The Company originates loans through its retail branch network, its Loan by Mail division, and its newly acquired subsidiary, Coast. In all, as of December 31, 1999 the Company originated loans through 34 branch offices. Recently, the Company implemented the concept of a centralized retail operation by establishing a Loan by Mail division. This concept allows the Company to maintain its retail loan origination strategy without having the overhead costs associated with operating a traditional retail branch office. The Company believes that originating loans through an extensive retail branch office network not only results in the most profitable loan origination strategy due to the significant level of loan origination fees earned by the Company, but also results in low delinquencies and losses due to the Company's conservative underwriting criteria.

    Although the Company is licensed to originate loans in 18 states and the District of Columbia, its business has historically been concentrated in California. California remains a significant part of the Company's business and contributed 39% of the Company's total loan originations and purchases for 1999.

    The following table shows the geographic distribution of the Company's loan originations and purchases for the years ended December 31:

                                                                                    1999         1998        1997
                                                                               ------------ ------------ ------------
    United States:
        California.............................................................        39%          26%          21%
        New York...............................................................        13           10           13
        Illinois...............................................................         7            8           11
        New Jersey.............................................................        12           12            9
        Washington.............................................................         4            4            7
        Oregon.................................................................         3            4            5
        Florida................................................................         2            2            4
        Colorado...............................................................         4            3            4
        Others states..........................................................        16           23           20
    United Kingdom (1).........................................................         0            8            6
                                                                               ------------ ------------ ------------
          Total................................................................       100%         100%         100%
                                                                               ============ ============ ============

    (1) The Company discontinued its United Kingdom loan origination operation in 1998.


    NATIONAL GEOGRAPHIC EXPANSION

    The Company intends to continue to expand its existing branch office network in markets that will provide the Company the possibility of growth and profitability. The Company's expansion strategy involves (i) identifying areas with demographic statistics comparable to existing markets in which the Company has been successful in originating loans, (ii) understanding each new market's regulatory requirements and tailoring the Company's loan programs and practices to comply with such requirements, and (iii) identifying and training branch managers and loan officers for each new branch office. Expansion in the future may not only be accomplished through an increase in branch office presence, but the Company also intends to reach expansion through its centralized Loan by Mail division. In addition, the Company is in the process of expanding its origination volume by accessing brokers through its E-Wholesale division, which is expected to be operational in April 2000.

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

    The Company has generally entered into short-term leases for its branch offices. Additionally, the Company generally recruits and hires the personnel required to staff its branch offices from the area near the new market. Branch managers of new branch offices are generally branch managers of existing offices or loan officers promoted from existing branch offices.

    The Company's branch office expansion strategy is dependent upon the Company's ability to obtain new and renew state lending licenses.


COMPETITION

    As a consumer finance company, the Company faces intense competition from other mortgage banking companies, mortgage brokers, commercial banks, credit unions, thrift institutions, credit card issuers and finance companies. Many of these competitors in the consumer finance business are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Competition can take many forms including convenience in obtaining a loan, customer service, marketing and distribution channels, amount of the loan, loan origination fees and interest rates. Such competition increases the likelihood of earlier prepayments through refinancing and could have a material effect on the Company's results of operations and financial condition. In addition, competition could also result in the origination or purchase of loans with lower interest rates and higher LTVs, which could have a material adverse effect on the Company's results of operations and financial condition.

    The Company believes that its 1999 record has proven that it is able to compete on the basis of providing prompt and responsive service, consistent underwriting and competitive loan programs to borrowers whose needs are not met by conventional lending institutions.


REGULATION

    The Company's business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities, and is subject to various laws, judicial and administrative decisions imposing regulation on all or part of its operations. Regulated matters include loan origination, credit activities, maximum interest rates and finance and other charges, disclosure to customers, terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions and other trade practices.

    Failure to comply with these regulations can lead to loss of approved status, termination or suspension of servicing contracts (potentially without compensation to the servicer), class action lawsuits and administrative enforcement action. The Company believes, however, that it is in compliance with applicable federal and state laws and regulations.


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

    In September 1994, the Riegle Act was enacted. Among other things, the Riegle Act makes certain amendments to TILA (the "TILA Amendments"). The TILA Amendments generally apply to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total loan origination fees and other fees upon origination in excess of the greater of eight percent of the total loan amount or a certain dollar amount (currently $435) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. Treasury securities ("Covered Loans"). The Company estimates that the majority of the loans currently originated and a portion of the loans purchased by the Company are Covered Loans.

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

    The TILA Amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a monthly debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender or an affiliate of such lender. The Company reported $3.3 million, $4.3 million and $3.5 million in prepayment fee revenue in fiscal year 1999, 1998 and 1997, respectively. The Company will continue to collect prepayment fees on loans originated prior to the October 1995 effectiveness of the TILA Amendments and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Compliance with the TILA Amendments may cause the level of prepayment fee revenue to decline in future years. The TILA Amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

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

    There is currently pending new proposed legislation in certain states related to limiting the amount of origination fees and interest rates that a lender may assess a borrower. The passage of this proposed legislation may have a material adverse effect on the Company's results of operations and financial condition.

    In addition, the Company is subject to various other federal and state laws, rules and regulations governing among other things, the licensing of, and procedures that must be followed by, mortgage lenders and servicers, and disclosures that must be made to consumer borrowers. Failure to comply with such laws, as well as with the laws described above, may result in civil and criminal liability. These laws are constantly changing. As a mortgage lender, the Company has been, and expects to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to its compliance with applicable laws and regulations. The Company's lending practices have in the past been and currently are under regulatory review by various state authorities. Although the Company utilizes systems and procedures to facilitate compliance with these legal requirements and believes that it is in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws and regulations will not be interpreted in a more restrictive manner, which could make compliance more difficult or expensive.


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

    Insurance which is force placed is subject to regulation under TILA, the National Flood Insurance Act, and state insurance regulatory and lender statutes. Such laws and regulations generally impose disclosure and notice requirements which must be satisfied prior to forced placement of coverage, limitations on the amount of coverage that a lender may obtain to protect its interest in the collateral.

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

    In the ordinary course of its business, the Company, generally on behalf of the REMIC trusts, has acquired and may acquire in the future properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.


EMPLOYEES

    As of December 31, 1999 the Company had a total of 482 employees, of which 264 employees were located at its corporate headquarters and its telemarketing facility, which are both located in Irvine, California. None of the Company employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located at 17305 Von Karman Avenue, Irvine, California 92614-6203, where the Company leases from a partnership beneficially owned by Brian and Sarah Chisick approximately 40,000 square feet of office space. The lease expires on January 31, 2003, and the Company has an option to renew the lease for five years. The Company also leases office space for its 45 branch offices. Ten of such branches are non-operating, for which the Company is in the process of sub-leasing or completing a lease buy-out. The average size of these branch offices is approximately 1,700 square feet, with an annual average base rent of approximately $37,000. In 1997 the Company purchased an office building located at 17200 Jamboree Road, Irvine, California 92614, with approximately 40,000 square feet of office space, for use as a telemarketing center and a mail processing center, and subsequently refinanced the building in February 1999. The annual principal and interest payment related to this property is approximately $342,000. The loan matures on March 21, 2009, at which time a balloon payment of $2.5 million is due. The Company believes its facilities are both suitable and adequate for the current business activities conducted at its corporate headquarters and at its existing branch offices.


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

    In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The joint investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company, which is cooperating with the investigation.

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

    In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State are currently discussing settlement.

    In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian and Sarah Chisick in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case is currently in its discovery stage, and the parties are discussing settlement.

    In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute.

    The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which have been filed either as class actions or under private attorney general statutes.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    In July 1996, the Company's Class A Common Stock began trading under the symbol FACO on the NASDAQ National Market. The following table sets forth the range of high and low closing sale prices of the Company's Class A Common Stock for the periods indicated:

                                                                                     High                    Low
                                                                             ---------------------- ----------------------
    1999
     First Quarter...........................................................         5 11/16               2 11/16
     Second Quarter..........................................................         4 3/8                 2 15/16
     Third Quarter...........................................................         3 7/16                1 3/4
     Fourth Quarter.........................................................          3 7/16                1 5/16

    1998
     First Quarter...........................................................        18 1/2                12 7/8
     Second Quarter..........................................................        17 3/8                 7
     Third Quarter...........................................................        10 3/8                 6
     Fourth Quarter.........................................................          6 1/4                 2 3/8

    1997
     First Quarter..........................................................         20 1/6                15
     Second Quarter.........................................................         19 1/2                12 1/6
     Third Quarter..........................................................         21 11/12              18 1/6
     Fourth Quarter.........................................................         23 43/64              15 1/2


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

    In July 1998, the Company announced that its majority stockholders, Brian and Sarah Chisick, converted all of their Class B Common Stock, to which four votes per share applies in matters requiring a stockholder vote, into Class A Common Stock, which carries one vote per share. The Company, subject to shareholder approval on April 27, 2000, will amend its Certificate of Incorporation, which will convert the Class A and Class B Common Stock to one class, referred to as "Common Stock."

    As partial consideration for obtaining its $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants during both 1998 and 1999. The stock warrants granted in 1998 provide the lender the option to purchase 1% of the Company's then outstanding common stock, with an effective date of January 15, 2001. The original effective date of the 1998 warrants was amended in 1999 from February 15, 1999. These warrants have a 10-year exercise period and were granted at an exercise price of $3 5/16. The stock warrants granted in 1999 provide the warehouse lender the option to purchase 4.9% of the Company's then outstanding common stock, with an effective date of January 15, 2000. These warrants have a 10-year exercise period and were granted at an exercise price of $2.00.

    In July 1996, the shareholders of the Company approved a Stock Incentive Plan for directors, officers and other key employees of the Company, under which 2,125,000 shares of Class A Common Stock were available for grant. Subject to shareholder approval on April 27, 2000, the Company will increase its number of shares available for grant by 1,000,000, thereby increasing the total shares to 3,125,000. Under the plan, Options vest 25% six months from the date of grant, and 25% each year thereafter until fully vested, and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service. The Company granted 1,298,877 shares under this plan during 1999 at an average exercise price of $3.26. The balance of outstanding and unexercised options as of December 31, 1999 was 1,996,289, with an average exercise price of $6.04.

    As of December 31, 1999, Brian Chisick, Chairman of the Board and chief executive officer and a director of the Company, and Sarah Chisick, a director of the Company, are the beneficial owners of 12,391,867 outstanding shares of Class A Common Stock, constituting approximately 69.0% of the Company's outstanding voting power.

    In April 1997, the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares of Class A Common Stock, respectively. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.2 million shares as of December 31, 1999.

    On February 1, 2000, the Company had approximately 17 stockholders of record of its Class A Common Stock. The Company believes its Class A Common Stock is beneficially held by more than 1,200 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                     FIRST ALLIANCE CORPORATION
                                SELECTED CONSOLIDATED FINANCIAL DATA

                                                            1999         1998       1997        1996(1)     1995
                                                         ----------- ----------- ----------- ----------- -----------
                                                                              (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Gain (loss) on sale of loans..........................$   12,288  $   10,699  $   22,644  $   10,965  $    8,982
   Net loan origination and other fees...................    41,239      44,252      44,034      37,206      26,484
   Interest revenue......................................    14,024      21,754      21,396      13,562      14,624
   Loan servicing and other fees revenue.................     2,388       7,103       7,575       8,854       8,614
   Total revenue.........................................    69,939      83,808      95,649      70,871      58,880
   Interest expense......................................    11,180       8,382       3,164       2,655       4,167
   Non-interest expense..................................    52,381      52,473      39,840      29,977      23,693
   Income before income tax provision....................     6,378      22,953      52,645      38,239      31,020
   Net income............................................     3,828      14,216      32,772      32,139      30,542
   Basic net income per share............................      0.21        0.73        1.50        1.72        1.91
   Diluted net income per share..........................      0.21        0.73        1.49        1.72        1.91
   Pro forma net income (2)..............................                                        22,562      18,302
   Pro forma diluted net income per share (2) ...........                                          1.02        0.83
   Income before income tax provision as a % of revenue..      9.1%       27.4%       55.0%       54.0%       52.7%
   Dividends declared (3) ...............................                                    $   60,080  $   12,205
STATEMENT OF FINANCIAL CONDITION DATA:
   Cash and cash equivalents ............................$   15,086  $   18,052  $   14,032  $   27,414  $    4,019
   Loans held for sale ..................................    19,782      24,421      54,872      11,023      24,744
   Loans receivable held for investment (4)..............     1,521      57,667       2,082       2,432       2,261
   Residual interests....................................    48,222      48,720      50,238      29,253      19,705
   Mortgage servicing rights.............................     8,673      10,033       9,240       6,025       4,021
   Total assets..........................................   112,154     177,603     158,147      87,457      66,911
   Total borrowings......................................    18,748      88,818      57,767         131      19,356
   Stockholders' equity .................................    79,105      74,587      91,277      77,978      42,321
OTHER DATA:
   Loan originations and purchases:
     Retail originations.................................$  410,040  $  458,788  $  398,359  $  291,807  $  216,566
     Coast Security Mortgage.............................    47,855
     Loan by Mail........................................    16,012
     Wholesale purchases.................................     9,632      74,805     130,151      32,681      24,078
                                                         ----------- ----------- ----------- ----------- -----------
        Total ...........................................$  483,539  $  533,593  $  528,510  $  324,488  $  240,644
                                                         =========== =========== =========== =========== ===========
   Average origination loan size.........................$      108  $       94  $       88  $       83  $       70
   Number of operating branches..........................        35          32          33          23          17
   Weighted average interest rate on loan originations
     and purchases.......................................      9.1%        9.3%        9.5%        9.6%       10.3%
   Weighted average initial combined loan-to-value ratio      67.3%       65.3%       62.5%       62.2%       59.3%
   Loan sales:
    Securitizations......................................$  429,990  $  430,003  $  339,005  $  267,661  $  167,974
    Whole loan sales.....................................   130,872     154,111     144,633      71,864      65,251
                                                         ----------- ----------- ----------- ----------- -----------
        Total ...........................................$  560,862  $  584,114  $  483,638  $  339,525  $  233,225
                                                         =========== =========== =========== =========== ===========
   Servicing portfolio (5) ..............................$  892,327  $  865,663  $  799,085  $  641,191  $  613,791
   Total delinquencies as a % of the servicing portfolio.      3.5%        4.8%        4.1%        5.5%        5.8%
   Real estate owned (6).................................$    1,141  $    2,063  $    1,688  $    3,951  $    7,854
   Real estate owned as a % of the servicing portfolio...      0.1%        0.2%        0.2%        0.6%        1.3%
   Losses on real estate owned as a % of the average
    servicing portfolio during the period................     0.15%       0.12%       0.24%       0.35%       0.03%

----------------------
(1) During 1996, the Company completed the IPO whereby 6,037,500 shares of Class A Common Stock were issued and the Company changed its tax status from that of an S corporation to that of a C corporation. The Company received $63 million of net proceeds from the IPO, of which $45 million was used to pay the S distribution notes.
(2) Pro forma amounts reflect adjustments for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. The Company ceased to be an S corporation concurrent with the IPO in July 1996.
(3) Included in dividends in 1996 is $45 million of S distribution dividends made in the form of the S distribution notes. Historical dividends include dividends used by the stockholders to pay income taxes on the Company's S corporation earnings and are not indicative of the Company's present dividend policy.
(4) During 1998, the Company discontinued its United Kingdom loan originations. Accordingly, the Company had reclassified approximately $57 million of such loans from loans held for sale to loans receivable held for investment at December 31, 1998. In July 1999, the Company sold its entire portfolio of United Kingdom loans.
(5) In July 1999, the Company sold its entire servicing portfolio of United Kingdom loans of approximately $48.7 million. The United Kingdom portfolio represents approximately $29.4 million and $63.6 million of the total servicing portfolio balance at December 31, 1997 and 1998, respectively.
(6) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consist of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originates loans through its retail branch network and its Loan by Mail division which, as of December 31, 1999, are comprised of 25 active offices in the United States (ten of which are located in California, four of which are located in New York, three of which are located in New Jersey, two of which are located in Illinois, and one of which is located in each of Arizona, Colorado, Maryland, Oregon, Utah and Washington. Additionally, as of December 31, 1999, the Company maintained ten small offices (two of which are located in California and Maryland, and one of which is located in each of Colorado, Illinois, Ohio, Oregon, Pennsylvania and
Utah) with respect to its newly acquired subsidiary, Coast (see "Recent Developments"). The Company also purchases loans from qualified mortgage originators. The Company sells loans to wholesale purchasers or securitizes them in trusts. A significant portion of the Company's loan production is securitized with the Company retaining the right to service the loans.

    During 1999, the Company implemented several initiatives in line with its strategic objectives. These initiatives included the acquisition of Coast, implementation of a Loan by Mail division, and the creation of an E-Commerce operation. Additionally, the Company completely exited the United Kingdom origination operations by selling its portfolio of United Kingdom loans, and is currently pursuing the sale of its credit card portfolio.

    In July 1999, the Company acquired Coast, a retail mortgage company that originated approximately $100 million of sub-prime first mortgages in each of the last two years. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4.1 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding pricing and terms of the transaction. The acquisition of Coast was accounted for using the purchase method. Accordingly, the Company recorded approximately $3.2 million in goodwill, which is currently being amortized over 10 years.

    The Loan by Mail concept, which was implemented in June 1999, allows the Company to function as a centralized retail operation, while maintaining its retail loan origination strategy. The Company has not incurred significant implementation costs associated with this division.

    The E-Commerce initiative will establish a presence in the Internet mortgage origination arena and will be comprised of two channels. The first is E-Commerce Consumer Direct, which is currently utilizing banner advertising campaigns located on various web sites as a mechanism to obtain loan leads. In addition, the Company is currently developing its own web site portal. These loan leads are eventually converted into loans or sold to a third party loan originator. The second initiative is E-Commerce Wholesale, which will allow the Company to build national wholesale lending and whereby mortgage brokers may apply for a loan through the Company's web site. The E-Commerce Wholesale initiative is expected to be operational in April 2000. The utilization of these E-Commerce initiatives will allow the Company to originate, approve, process and fund mortgage loans at a lower cost with greater efficiency and convenience. The Company incurred approximately $667,000 in implementation costs associated with these initiatives.

    In July 1999, the Company sold its portfolio of United Kingdom loans. The sale of such assets was an opportunity presented to the Company, which allowed the Company to completely exit its United Kingdom operations. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million.

    In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. Nevertheless, the Company is pursuing the sale of the credit card portfolio and has discontinued the issuance of new credit cards. There is, however, no assurance that the Company will either be successful in its dispute against Fidelity or in selling the credit card portfolio, which currently has an available credit line of approximately $22 million and an outstanding balance of approximately $16 million, by the obligation date or be able to have the appropriate capital or financing in place to purchase these assets. During 1999, the Company incurred a net loss, including a $1.6 million negative valuation adjustment, of $2.5 million associated with this program.

    During 1999, the Company closed ten unprofitable retail branch offices and opened two retail branch offices. Accordingly, the Company has recorded lease obligation reserves related to such properties. Additionally, the Company experienced a significant increase in legal expenses during the year related to legal settlement agreements, and an increase in attorneys' fees and reserves related to the ongoing legal matters.


REVENUE

    The three primary components of the Company's revenues are loan origination and sale, loan servicing and other fees and interest income.

    Loan origination and sale revenue consists of gain on sale of loans and the recognition of net origination fees. Gain on sale from securitizations represents approximately 23% of total loan origination and sale revenue, while recognition of net origination fees represents the remaining 77%. The Company's strategy of originating, as compared to purchasing, the majority of its loan volume results in the generation of a significant amount of loan origination fees. The Company has reduced its weighted average origination fees from 14.8% during 1997 to 13.5% during 1998, and 10.4% during 1999. Revenue from loan origination fees has historically allowed the Company to generate positive operating cash flow. There can be no assurance, however, that the Company's operating cash flows will be positive in the future.

    Loan servicing and other fee income represent management servicing fees and other ancillary fees, including prepayment penalties, received from servicing loans and income generated from the Company's credit card operations, which was discontinued in late 1998. Mortgage servicing rights are amortized against loan servicing and other fee income over the period of estimated net future servicing fee income.

    Interest and other income is primarily comprised of three components: (i) interest on loans held for sale during the warehousing period and loans receivable held for investment, (ii) interest on residual interests, and (iii) interest from investments.

    As a fundamental part of its business and financing strategy, the Company securitizes the majority of its loans. In a typical securitization, the Company sells loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issues interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities are used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retains a residual interest in the trust.


    RESIDUAL INTEREST

    As the holder of the residual interest certificates, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) the principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interest certificates, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

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

    As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of December 31, 1999, the Company's investment in residual interest totaled $48.2 million.

    The Company utilized the following key assumptions to value its residual interest certificates originated during 1999 and 1998:

                                          -----------------------------------------  -------------------------------------------
                                                            1999                                        1998
                                          -----------------------------------------  -------------------------------------------
                                           Fixed Rate    Adjustable                   Fixed Rate       Adjustable
                                              Loans      Rate Loans       Total          Loans         Rate Loans     Total
                                          -----------------------------------------  -------------------------------------------
Weighted average CPR....................          29%           39%         34%               26%             40%         30%
Weighted average discount rate..........          18%           18%         18%               17%             16%         17%
Weighted average annualized credit
   losses - in basis points.............          50            50          50                56              48          53
Weighted average life (in years)........        2.90          1.99        2.43              3.30            1.94        2.86

    The Company utilized the following assumptions to re-value its residual interest for all outstanding securitization at year end:

                                          -----------------------------------------  -------------------------------------------
                                                            1999                                        1998
                                          -----------------------------------------  -------------------------------------------
                                           Fixed Rate    Adjustable                   Fixed Rate       Adjustable
                                              Loans      Rate Loans       Total          Loans         Rate Loans     Total
                                          ----------------------------------------- --------------------------------------------
Weighted average CPR....................          28%           44%           34%             27%             49%         35%
Weighted average discount rate..........          17%           17%           17%             16%             15%         15%
Weighted average annualized credit
   Losses - in basis points.............          51            86            64              57              76          64
Weighted average life (in years)........        3.03          1.83          2.58            3.19            1.59        2.63
Fair value of residual interest at year
   end..................................     $24,927       $23,295       $48,222         $25,341         $23,379     $48,720

    A sensitivity analysis as to an adverse impact on the 1999 year end fair value of residual interest based on certain changes to the key assumptions is as follows:

                                                                                   ---------------------------------------------
                                                                                                     1999
                                                                                   ---------------------------------------------
                                                                                    Fixed Rate       Adjustable
                                                                                       Loans         Rate Loans        Total
                                                                                   -------------   -------------   -------------
SENSITIVITY AS TO WEIGHTED AVERAGE CPRS
Adverse impact on fair value as to a 5% increase in weighted average CPR......     $      1,602    $      1,307    $      2,909
Adverse impact on fair value as to a 10% increase in weighted average CPR.....            2,823           2,389           5,212

SENSITIVITY AS TO DISCOUNT RATES
Adverse impact on fair value as to a weighted average discount rate of 18%....              838             664           1,502
Adverse impact on fair value as to a weighted average discount rate of 20%....            1,845           1,644           3,489

SENSITIVITY AS TO ANNUALIZED CREDIT LOSSES
Adverse impact on fair value as to a 10 basis point increase in weighted
    average credit losses.....................................................            1,211             537           1,748
Adverse impact on fair value as to a 20 basis point increase in weighted
    average credit losses.....................................................            2,292             964           3,256

SENSITIVITY AS TO LIBOR
Adverse impact on fair value as to a 0.5% increase in LIBOR...................              N/A           1,351           1,351
Adverse impact on fair value as to a 1.0% increase in LIBOR...................              N/A           2,670           2,670


    MORTGAGE SERVICING RIGHTS

    Upon securitization or sale of servicing retained loans, the Company capitalizes the cost associated with the right to service mortgage loans based on a fair value analysis of the mortgage servicing rights. The Company determines the fair value of mortgage servicing rights based on the present value of estimated net future cash flows related to servicing income. Such cash flow projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis by loan type. As of December 31, 1999, mortgage servicing rights totaled $8.7 million.

    Gains on servicing released whole loan sales equal the difference between the net proceeds to the Company from the sale and the loans acquisition cost (for purchased loans) or net carrying value (for originated loans). The net carrying value of originated loans is equal to the principal balance less net deferred origination fees.


LOAN ORIGINATION AND PURCHASES
                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------------
                                                                                   1999          1998          1997
                                                                               ------------- ------------- -------------
                                                                                        (Dollars in thousands)
    Loan originations and purchases:
        Retail originations....................................................$    410,040  $    458,788  $    398,359
        Coast Security Mortgage................................................      47,855
        Loan by Mail...........................................................      16,012
        Wholesale purchases....................................................       9,632        74,805       130,151
                                                                               ------------- ------------- -------------
             Total originations and purchases..................................$    483,539  $    533,593  $    528,510
                                                                               ============= ============= =============

    Number of operating branches as of the end of the period:
        United States:
          California ..........................................................          12             8             7
          Other States.........................................................          23            24            22
        United Kingdom.........................................................           0             0             4
                                                                               ------------- ------------- -------------
             Total ............................................................          35            32            33
                                                                               ============= ============= =============

    Weighted average initial interest rate.....................................        9.1%          9.3%          9.5%
    Weighted average initial combined loan-to-value ratio......................       67.3%         65.3%         62.5%
    Weighted average loan origination and processing fees
        as a percent of originations...........................................       10.4%         13.5%         14.8%
    Average origination loan size..............................................$        108  $         94  $         88

    Total originations and purchases decreased 9% in 1999 and increased by 1% in 1998. Originations increased 3% in 1999 and 15% in 1998, and were partially offset by decreases of 87% and 43% in wholesale purchases during the same periods. The increase in originations in 1999 was primarily due to volume generated by Coast, a subsidiary purchased by the Company during the year, while the increase in originations during 1998 was primarily attributable to new retail branch offices during 1998 and 1997. The decrease in wholesale purchases in 1999 and 1998 is due to the discontinuation of the Company's low LTV purchase program in 1998.


LOAN SALES

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   1999          1998          1997
                                                                               ------------- ------------- -------------
                                                                                        (Dollars in thousands)

    Securitizations............................................................$    429,990  $    430,003  $    339,005
    United Kingdom whole loan sales............................................      47,028
    Domestic whole loan sales  ................................................      83,844       154,111       144,633
                                                                               ------------- ------------- -------------
        Total .................................................................$    560,862  $    584,114  $    483,638
                                                                               ============= ============= =============

    Loan sales, including securitization, decreased 4% in 1999 and increased 21% in 1998. The decrease in loan sales during 1999 is attributable to lower purchases volume. The increase in loan sales during 1998 is due to a large balance of loans held for sale at the end of 1997, as well as higher origination and purchases volume.

COMPOSITION OF REVENUE AND EXPENSE

    The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the years ended December 31:

                                                                                    1999           1998           1997
                                                                               -------------- -------------- --------------
    REVENUE:
         Loan origination and sale:
           Gain (loss) on sale of loans........................................     17.6%          12.8%          23.7%
           Net loan origination and other fees.................................     59.0           52.8           46.0
         Interest..............................................................     20.1           26.0           22.4
         Loan servicing and other fees.........................................      3.3            8.4            7.9
                                                                               -------------- -------------- --------------
           Total revenue.......................................................    100.0          100.0          100.0
                                                                               -------------- -------------- --------------
    EXPENSE:
         Compensation and benefits.............................................     32.7           27.3           20.2
         Advertising ..........................................................     10.3           11.2            6.4
         Professional services and other fees..................................      4.1            5.7            3.3
         Facilities and insurance..............................................      7.5            5.2            3.5
         Supplies..............................................................      2.5            3.0            2.5
         Depreciation and amortization.........................................      3.5            2.6            1.0
         Interest..............................................................     16.0           10.0            3.3
         Legal ................................................................     10.3            4.6            2.1
         Travel and training...................................................      1.9            1.8            1.8
         Other ................................................................      2.1            1.2            0.9
                                                                               -------------- -------------- --------------
           Total expense.......................................................     90.9           72.6           45.0
                                                                               -------------- -------------- --------------
    Income before income tax provision.........................................      9.1           27.4           55.0
    Income tax provision.......................................................      3.6           10.4           20.7
                                                                               -------------- -------------- --------------
    Net income ................................................................      5.5%          17.0%          34.3%
                                                                               ============== ============== ==============


RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

    REVENUE

    The following table sets forth the components of the Company's revenue for the years ended December 31:

                                                                                    1999          1998           1997
                                                                               -------------- -------------- --------------
                                                                                        (Dollars in thousands)
    Loan origination and sale:
         Gain on sale of loans (1).............................................$      12,288  $      10,699  $      22,644
         Net loan origination and other fees...................................       41,239         44,252         44,034
    Interest...................................................................       14,024         21,754         21,396
    Loan servicing and other fees..............................................        2,388          7,103          7,575
                                                                               -------------- -------------- --------------
         Total revenue.........................................................$      69,939  $      83,808  $      95,649
                                                                               ============== ============== ==============

----------------------

    (1) Excluding net loan origination and other fees.

    Total revenues decreased 17% or $13.9 million in 1999 and decreased 12% or $11.8 million in 1998. The decrease during both years was primarily due to lower loan origination and sale revenue, combined with lower loan servicing and other fees and, during 1999, lower interest revenue.

    Loan origination and sale revenue decreased 3% or $1.4 million in 1999 and decreased 18% or $11.7 million in 1998. The decrease during 1999 is attributable to lower net loan origination fees, partially offset by higher gain on sale, while the decrease during 1998 is primarily due to lower gain on sale.

    Despite a 9% and 14% increase in retail loan sales (excluding the United Kingdom loan sale) during 1999 and 1998, respectively, net loan origination fees decreased $3.0 million or 7% in 1999 and remained consistent in 1998 as compared to 1997. Net loan origination and other fees did not fluctuate in the same proportion as retail loan sales primarily due to a decrease in weighted average origination fees during 1999 and 1998. Weighted average origination fees decreased from 14.8% during 1997 to 13.5% during 1998 and to 10.4% during 1999.

    Gain on sale of loans increased $1.6 million or 15% in 1999 as compared to the prior year. The increase in gain on sale is primarily attributable to the absence of a $5.0 million negative valuation adjustment related to residual interest which was recognized in 1998, and a $1.3 million gain related to the sale of the Company's United Kingdom portfolio during the current year. Such increases in gain on sale were partially offset by an approximately $2.0 million decrease in gain from domestic whole loan sales, as well as a $2.7 million decrease in gain from securitizations. The decrease in gain from domestic whole loan sales is primarily due to lower domestic whole loan sales volume in the current year coupled with lower premiums available in the secondary market.

    The decrease in gain from securitizations during 1999 as compared to 1998 is primarily related to a decrease in value of residual interest, mortgage servicing rights and higher securitization costs, all of which were partially offset by less premiums paid on wholesale purchases and increased hedging gains. The value of residual interest and mortgage servicing rights decreased $8.5 million as compared to 1998. Residual interest and mortgage servicing rights as a percent of loans securitized decreased to 3.5% during 1999 as compared to 5.4% for the prior year. The decrease in the value of residual interest was primarily due to lower spreads and upfront collateralization resulting from less favorable market conditions. In addition, the value of residual interest and mortgage servicing rights was also affected by an increase in the weighted average CPR assumption utilized to value such assets. The Company increased its weighted average CPR assumptions during 1999 to 34% from 30% during 1998. Furthermore, costs related to securitization increased by $0.6 million in 1999. The decrease in the value of residual interest, mortgage servicing rights and increased securitization costs was partially offset by a $3.7 million reduction in premiums paid on wholesale purchases, coupled with a reduction in hedging losses of $2.7 million during the current year, when compared to the prior year.
(See table of key assumptions used under Item 7.  General.)

    Gain on sale of loans decreased $11.9 million or 53% in 1998 as compared to 1997. This decrease is primarily attributable to a $5.0 million write down of residual interest, and a reduction of gain on sale related to whole loan sales and securitizations of approximately $3.8 million. Additionally, during 1997 the Company recognized as gain approximately $3.1 million related to an increase in the fair value of residual interest. (See table of key assumptions used under Item 7. General.)

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

    Interest revenue decreased $7.7 million or 36% in 1999 as compared to an increase of $0.4 million or 2% in 1998. The decrease in interest revenue in 1999 is primarily related to a decrease in interest from residual interest, loans held for sale, the Company's United Kingdom loan portfolio, and other investments. Interest revenue derived from residual interest decreased $3.8 million in 1999, primarily due to greater than expected prepayments experienced during the current year. Interest revenue related to loans held for sale decreased $1.5 million as compared to 1998 due to lower average balances of loans outstanding. Interest revenue related to the Company's United Kingdom portfolio decreased by $1.9 million as a result of the sale of the loan portfolio in July 1999. Furthermore, interest revenue related to other investments decreased $0.5 million as compared to 1998, primarily as a result of the absence of a warehouse financing receivable in 1999, which existed in 1998.

    The increase in interest revenue in 1998 is primarily related to a $4.0 million net increase in interest from loans held for sale and loans receivable held for investment, partially offset by a $3.7 million decrease in interest from residual interest. The decrease in interest from residual interest is a result of higher than expected prepayments, while the increase in interest from loans held for sale is due to an increase in the average balances of loans held for sale as compared to 1997.

    Loan servicing and other fee income decreased $4.7 million or 66% in 1999 and $0.5 million or 6% in 1998. The decrease in 1999 is primarily attributable to a $2.6 million decrease in income from the Company's credit card operations, and an approximately $2.1 million decrease in loan servicing income. The decrease in income derived from the credit card operations was a result of higher charge-offs experienced during the year, as well as a $1.6 million negative valuation adjustment related to the credit card portfolio. The negative valuation adjustment relates to the Company's affinity real estate secured credit card program, which was entered into with Fidelity in February 1997 (see Recent Developments). The agreement stipulated that following termination of the program by Fidelity, the Company would be obligated to purchase the then outstanding balance on the credit card portfolio at par. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. Although the Company is currently disputing the terms of the obligation and has sought arbitration, it has also pursued the sale of the credit card portfolio in the event it is not successful in its dispute. Accordingly, the Company recorded a negative valuation adjustment to reflect the difference between the market value of the credit card portfolio and its potential obligation to purchase the portfolio. The decrease in loan servicing income during 1999 is attributable to lower prepayment penalties, combined with an increase in mortgage servicing amortization and reserves for servicing advances. The decrease in loan servicing and other fee revenue in 1998 is primarily due to an acceleration in amortization of mortgage servicing rights, partially offset by an increase in income from the Company's credit card operations, which commenced operation in the fourth quarter of 1997. The increased acceleration in amortization of mortgage servicing rights was primarily due to higher than expected prepayments.


    EXPENSE

    The following table sets forth the components of the Company's expenses for the years ended December 31:

                                                                                    1999           1998           1997
                                                                               -------------- -------------- --------------
                                                                                        (Dollars in thousands)
    Compensation and benefits..................................................$      22,864  $      22,857  $      19,341
    Advertising................................................................        7,193          9,357          6,099
    Professional services and other fees.......................................        2,839          4,762          3,196
    Facilities and insurance...................................................        5,258          4,332          3,362
    Supplies...................................................................        1,782          2,498          2,416
    Depreciation and amortization.............................................         2,448          2,157            924
    Interest...................................................................       11,180          8,382          3,164
    Legal......................................................................        7,230          3,851          2,009
    Travel and training........................................................        1,331          1,521          1,710
    Other .....................................................................        1,436          1,138            783
                                                                               -------------- -------------- --------------
        Total expense..........................................................$      63,561  $      60,855  $      43,004
                                                                               ============== ============== ==============

    Total expense increased 4% or $2.7 million in 1999 and 42% or $17.9 million in 1998.

    Compensation and benefits, advertising, professional services, supplies, and travel and training decreased by 12% or $5.0 million in 1999 and increased 25% or $8.2 million in 1998. The decrease in such expenses during 1999 is primarily due to discontinuation of the Company's affinity credit card program and United Kingdom operations in December 1998, partially offset by an increase in expenses due to the acquisition of Coast and the development of the Company's E-commerce and Loan by Mail divisions. The increase in the mentioned expenses during 1998, however, is primarily attributable to increased personnel and marketing activity to support the Company's retail branch expansion, increased activity related to the Company's credit card operations, and costs associated with the discontinuation of the Company's United Kingdom operations.

    Facilities and insurance increased 21% or $0.9 million in 1999 and increased 29% or $1.0 million in 1998. The increase in facilities and insurance in 1999 is primarily related to an increase in lease obligation reserves related to non-operating branches. The increase in 1998, however, is due to the Company's retail branch expansion and costs related to the centralized telemarketing facility in Irvine, California, which became operational during 1998.

    Depreciation and amortization increased $0.3 million in 1999 and increased $1.2 million in 1998. The increase during 1999 is primarily due to acceleration of depreciation related to property located in non-operating branches and amortization of goodwill related to the Coast acquisition. The increase during 1998 is due to acceleration of depreciation of property related to the discontinuation of the United Kingdom operations, an increase in the average balance of fixed assets due to the Company's retail branch expansion, credit card operations, and the centralized telemarketing facility in Irvine, California, which became operational during 1998.

    Interest expense increased 33% or $2.8 million in 1999 and increased 165% or $5.2 million in 1998. The increase in 1999 is attributable to (i) an increase in debt issuance costs, (ii) an increase in costs of funds related to the Company's credit card operations, (iii) an increase in foreign currency loss related to a secured term loan facility denominated in United States dollars, and (iv) an increase in interest on notes, all of which is partially offset by a decrease in interest from the Company's credit facilities. Debt issuance cost increased $2.6 million and relates to the Company's $150 million warehouse financing facility. Cost of funds related to the Company's credit card operations increased $0.9 million due to an increase in the average balance of credit cards serviced. Foreign currency loss which relates to the Company's secured term loan facility, denominated in United States dollars, increased $0.6 million due to foreign currency devaluation. Interest on notes payable increased $0.3 million during 1999 due to the financing of the building where the Company's telemarketing facilities are located in Irvine, California. Interest expense from the Company's credit facilities decreased $1.6 million primarily due to a 33% decrease in the average balance outstanding during the year.

    The increase in interest in 1998 is primarily due to an increase in interest expense related to the Company's warehouse financing facility. This increase was the result of a 130% increase in the average balance of loans warehoused in 1998 as compared to 1997. Additionally, the weighted average interest rate on the warehouse financing facility increased in 1998. The increase in the weighted average interest rate is due to an increase in the proportion of United Kingdom loans, which carry a higher cost of funds, warehoused during 1998 as compared to 1997.

    Legal expense increased $3.4 million in 1999 and increased $1.8 million in 1998. The increase in both years is primarily related to legal settlement agreements and an increase in attorneys' fees and reserves related to the ongoing legal matters (see Item 3. Legal Proceedings). In addition, during 1998, the Company also incurred legal costs related to the discontinuation of the United Kingdom operations.

    Other expenses increased $0.3 million during 1999, primarily due to an increase in provision for loan losses for real estate owned ("REO") and loans held for investment.


INCOME TAXES

    The Company's actual tax rates for 1999 and 1998 were 40.0% and 38.06%, respectively.

    During the first two quarters of 1998, the Company began securitizing its loans in the form of owners' trusts. By utilizing this securitization structure, the Company's securitization of loans were treated as a borrowing for State and Federal tax purposes rather than as a sale. In the third and fourth quarters of 1998, however, the Company decided to securitize its loans in the form of a real estate mortgage investment conduit ("REMIC"), under which the securitization of loans will be treated as a sale for State and Federal tax purposes. During 1999, all securitizations were consummated in the form of a REMIC.

SERVICING

    The following tables provide data on loan delinquency, REO and net losses for the Company's servicing portfolio, which includes Company-owned loans:


UNITED STATES                                                           AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                                     1999                       1998                        1997
                                        ---------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                         Thousands)     Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                        -------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio.....................$     892,327                $    802,034                $    769,733
                                        ==============               =============               =============
30-59 days delinquent...................$       5,889          0.7%  $      9,144          1.1%  $      7,719          1.0%
60-89 days delinquent...................        3,320          0.4%         6,097          0.8%         7,520          1.0%
90 days or more delinquent..............       21,699          2.4%        18,449          2.3%        16,935          2.2%
                                        -------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................$      30,908          3.5%  $     33,690          4.2%  $     32,174          4.2%
                                        ============== ============= ============= ============= ============= =============
REO (1)                                 $       1,141          0.1%  $      2,063          0.2%  $      1,688          0.2%
                                        ============== ============= ============= ============= ============= =============

UNITED KINGDOM                                                          AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                                     1999                       1998                        1997
                                        ---------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                         Thousands)     Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                        -------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio (4).................          -                  $     63,629                $     29,352
                                        ==============               =============               =============
30-59 days delinquent...................          -              %   $      2,421          3.8%  $        276          0.9%
60-89 days delinquent...................          -              %          1,697          2.7%           133          0.5%
90 days or more delinquent..............          -              %          4,015          6.3%           443          1.5%
                                        -------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................          -              %   $      8,133         12.8%  $        852          2.9%
                                        ============== ============= ============= ============= ============= =============
REO (1)                                           -              %            -            0.0%            -           0.0%
                                        ============== ============= ============= ============= ============= =============

COMBINED                                                                AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                                     1999                       1998                        1997
                                        ---------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                         Thousands)     Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                        -------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio (4).................$     892,327                $    865,663                $    799,085
                                        ==============               =============               =============
30-59 days delinquent...................$       5,889          0.7%  $     11,565          1.3%  $      7,995          1.0%
60-89 days delinquent...................        3,320          0.4%         7,794          0.9%         7,653          0.9%
90 days or more delinquent..............       21,699          2.4%        22,464          2.6%        17,378          2.2%
                                        -------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................$      30,908          3.5%  $     41,823          4.8%  $     33,026          4.1%
                                        =============  ============= ============= ============= ============= =============
REO (1)                                 $      1,141           0.1%  $      2,063          0.2%  $      1,688          0.2%
                                        ============= ============== ============= ============= ============= =============

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------
                                                                          1999                1998               1997
                                                                   -------------------- ------------------ -----------------
                                                                                    (Dollars in thousands)
Average servicing portfolio (2) ...................................$      867,884       $     845,607      $      705,928
Net losses (3).....................................................         1,288                 983               1,705
Percentage of average servicing portfolio..........................          0.15%               0.12%               0.24%

----------------------

    (1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
    (2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balance at the beginning and end of each quarter.
    (3) Net losses represent losses realized with respect to disposition of REO.
    (4) During 1999, the Company sold its portfolio of United Kingdom loans.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has generated positive cash flow. The Company's sources of cash include loan sales, sales of regular interest certificates, borrowings under its warehouse financing facilities, distributions received from residual interests, origination fees, interest income and loan servicing income. The Company's uses of cash include the funding of loan originations and purchases, payments of interest, repayment of its warehouse financing facilities, capital expenditures, operating and administrative expenses and payment of income taxes.

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

    The loan origination and processing fees charged to a borrower are included in the principal balance of the loan originated. The Company funds such loans out of available cash or though its warehouse financing facilities. For loans financed through available cash, the Company receives its loan origination and processing fees in cash upon sale of the loan. For loans financed through the warehouse financing facilities, the Company generally receives substantially all of the loan origination and processing fees in cash at the time of the warehouse financing facility borrowing.

    As a fundamental part of its business and financial strategy, the Company securitizes the majority of its loans, whereby the Company deposits into a trust certain loans originated or acquired by the Company in exchange for (i) regular interest backed by the loans in the trust, and (ii) a residual interest in the trust. The Company then sells the regular interest to the public. A significant portion of the Company's revenues, income and cash flow is generated through these securitizations. There can be no assurances that the Company will be able to continue to access the securitization market on the same terms as previously experienced. Any substantial reduction in the availability of the securitization market for the Company's loans or any substantial deterioration in the terms to the Company of any securitization, would be likely to have a material adverse effect on the Company's results of operations and financial conditions.

    During 1999, the Company implemented several initiatives, which required significant use of capital. These initiatives included the acquisition of Coast for a purchase price of $4.1 million, which included a $1.0 million holdback. This holdback will be paid in three equal annual installments, beginning in 2000, and bears a fixed interest rate of 8.5%. In addition, the Company implemented a Loan by Mail division, as well as the creation of an E-Commerce operation. Implementation costs associated with the Loan by Mail division were not considered to be material during 1999; however, the Company incurred approximately $667,000 with respect to its costs associated with the implementation of the E-Commerce operations.

    During 1999, less favorable market conditions led investors to demand higher yields, which in turn reduced the Company's spread on its securitization. Consequently, the Company was required to provide up-front overcollateralization in the form of cash of approximately $4.5 million related to its two most recent securitizations. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated losses. There can be no assurance, however, that future transactions will not require up-front overcollateralization.

    In October 1999, the Company extended its $150 million warehouse financing facility, which bears interest at a rate ranging between 1.25% to 1.75% over one month U.S. Dollar denominated LIBOR, to December 2000. This facility contains certain affirmative and negative covenants with which the Company was in compliance as of December 31, 1999. Although management expects that the Company will be able to maintain its financing agreement, there can be no assurance that the Company will be able to do so. If the Company is not successful in maintaining or replacing the existing financing agreement, the Company may be forced to curtail its loan production activity, which may lead to significantly reduced loan sales and securitizations, thereby having a material adverse effect on the Company's results of operations and financial condition.

    In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. Nevertheless, the Company is pursuing the sale of the credit card portfolio and has discontinued the issuance of new credit cards. There is, however, no assurance that the Company will either be successful in its dispute against Fidelity or in selling the credit card portfolio, which currently has an available credit line of approximately $22 million and an outstanding balance of approximately $16 million, or be able to have the appropriate capital or financing in place to purchase these assets.

    In April 1997, the Board of Directors approved a share repurchase program under which the Company was authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares of Class A Common Stock, respectively. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.2 million shares as of December 31, 1999.

    As of December 31, 1999, the Company had commitments to fund loans of $3.6 million. Historically, approximately 55% of such commitments have ultimately been funded. Capital expenditures totaled $0.3 million, $3.4 million and $6.7 million in 1999, 1998 and 1997, respectively. In 1997, the Company purchased an office building for $3.4 million to house the Company's telemarketing operations. The decrease in capital expenditures during the current year was partially due to the Company's overall cost reduction strategy.

    In February 1999, the Company refinanced its 40,000 square foot office building in Irvine, California, and received proceeds of approximately $3.7 million. The loan bears an interest rate of 6.9% and matures on March 1, 2009, at which time a balloon payment of $2.5 million is due.

    The Company has experienced a significant increase in legal expenses over the last two years, which have had a material adverse effect on the Company's results of operations and financial condition. Such legal expenses have related to legal settlement agreements, and an increase in attorneys' fees and reserves for ongoing legal matters. There is no assurance that legal expenses will be reduced in the future.

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

    The Company had initiated formal communications with its significant outside vendors to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly address their own Year 2000 issue. Although a contingency plan for outside vendors had been completed for dealing with the most reasonably likely worst case scenario, no significant Year 2000 problems were experienced by the Company.

    Overall, the Year 2000 issue did not have a material effect on the Company's operations, as the Company did not experience significant problems associated with this computer problem. No assurance, however, is given that such problems may not occur in the future.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," is effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

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


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans held for sale are based on the expectancy of liquidating or securitizing them. The cash flows for residual interest in securities, loans held for investment and mortgage servicing rights are based on maturity date and are adjusted for expected prepayments which are based on historical information. Cash flows for warehouse financing, notes payable and other borrowings are based on the expectancy of liquidating or securitizing the assets to repay the financing, and are also based on the maturity date and adjusted for expected prepayments which are based on historical information. For purposes of cash flow presentation, premiums or discounts on purchased assets, interest earned or payable, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. See Item 1. Interest Rate Risk Management, for a discussion of risk related to hedging.

    The following table provides information as of December 31, 1999 with respect to the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates:

                                            YEAR 1         YEAR 2        YEAR 3        YEAR 4        YEAR 5      THEREAFTER
                                                                        (DOLLARS IN THOUSANDS)
                                          ------------------------------------------------------------------------------------
ASSETS:
   Trading
     Loans held for sale - excluding
       net deferred fees                    $ 21,300
     Average interest rate                      9.57%
     Residual interests in securities       $ 14,101      $ 11,468       $ 10,831     $  5,025       $  3,156    $  3,641
     Average interest rate                     16.85%        16.85%         16.85%       16.85%         16.85%      16.85%

   Non-trading
     Loans receivable held for investment,
       gross                                $    536      $    375       $    262     $    184       $    129    $    300
     Average interest rate                     10.79%        10.79%         10.79%       10.79%         10.79%      10.79%
     Mortgage servicing rights              $  4,236      $  2,282       $  1,169     $    530       $    215         241
     Average interest rate                     17.09%        17.09%         17.09%       17.09%         17.09%      17.09

LIABILITIES:
   Warehouse financing facility             $ 14,122
   Average interest rate                        7.72%
   Notes payable                            $    428      $    434       $    441     $    115       $    123    $  3,085
   Average interest rate                        7.24%         7.24%          7.24%        7.24%          7.24%       7.24%


    The following table provides information as of December 31, 1998 with respect to the Company's primary categories of assets and liabilities, which are sensitive to changes in interest rates:

                                            YEAR 1         YEAR 2        YEAR 3        YEAR 4        YEAR 5      THEREAFTER
                                                                        (DOLLARS IN THOUSANDS)
                                          ------------------------------------------------------------------------------------
ASSETS:
   Trading
     Loans held for sale - excluding
       net deferred fees                    $ 26,116
     Average interest rate                      9.01%
     Residual interests in securities       $ 18,590      $ 12,712       $  7,091     $  3,780       $   2,146   $   4,401
     Average interest rate                     15.81%        15.81%         15.81%       15.81%          15.81%      15.81%

   Non-trading
     Loans receivable held for investment,
       gross                                $ 13,064      $ 12,828       $ 12,828     $ 12,827       $  12,827   $     352
     Average interest rate                     10.61%        10.60%         10.60%       10.60%          10.60%      11.30%
     Mortgage servicing rights              $  5,342      $  2,416       $  1,465     $    744       $      66
     Average interest rate                     15.96%        15.96%         15.96%       15.96%          15.96%

LIABILITIES:
   Warehouse financing facility and
     secured term loan                      $ 30,247      $ 12,709       $ 12,709     $ 12,708       $  12,708   $   1,178
   Average interest rate                        7.56%         8.50%          8.50%        8.50%           8.50%       8.50%
   Other borrowings                         $  6,545
   Average interest rate                        8.34%

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

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statements of Financial Condition
         As of December 31, 1999 and 1998                                        F-1

Consolidated Statements of Income
         For each of the three years in the period ended December 31, 1999       F-2

Consolidated Statements of Comprehensive Income
         For each of the three years in the period ended December 31, 1999       F-3

Consolidated Statements of Stockholders' Equity
         For each of the three years in the period ended December 31, 1999       F-4

Consolidated Statements of Cash Flows
         For each of the three years in the period ended December 31, 1999       F-5

Notes to Consolidated Financial Statements
         For each of the three years in the period ended December 31, 1999       F-7

Independent Auditors' Report                                                    F-24


                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      DECEMBER 31,
                                                                                              -----------------------------
                                                                                                  1999             1998
                                                                                              -------------   -------------
                                            ASSETS
Cash and cash equivalents.................................................................... $     15,086    $     18,052
Restricted cash..............................................................................        2,648           1,281
Receivable from trusts.......................................................................        3,607           4,652
Loans held for sale, net.....................................................................       19,782          24,421
Loans receivable held for investment (net of allowance of $263 at December 31, 1999).........        1,521          57,667
Residual interests in securities - at fair value.............................................       48,222          48,720
Mortgage servicing rights....................................................................        8,673          10,033
Property, net................................................................................        8,099           9,733
Goodwill (net of accumulated amortization of $157)...........................................        3,019
Prepaid expenses and other assets............................................................        1,497           3,044
                                                                                              -------------   -------------
    Total assets............................................................................. $    112,154    $    177,603
                                                                                              =============   =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility................................................................. $     14,122    $     17,539
Secured term loan facility - related party...................................................                       64,720
Other borrowings.............................................................................                        6,545
Accrued contingent liabilities...............................................................        7,535           2,274
Accounts payable and accrued liabilities.....................................................        3,135           3,483
Income taxes payable.........................................................................        3,631           1,142
Notes payable................................................................................        4,626              14
Deferred tax liabilities.....................................................................                        7,299
                                                                                              -------------   -------------
    Total liabilities........................................................................       33,049         103,016
                                                                                              -------------   -------------

Commitments and contingencies (Notes 1 and 9)

Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized:  no shares outstanding........
Class A Common Stock, $0.01 par value; 75,000,000 shares authorized; shares issued and
    outstanding:  22,186,288 at December 31, 1999 and at December 31,1998....................          223             223
Additional paid in capital...................................................................       65,813          65,298
Retained earnings............................................................................       65,154          61,326
Treasury stock - at cost:  4,237,000 shares at December 31, 1999 and 4,046,800 shares at
    December 31, 1998........................................................................      (52,085)        (51,582)
Accumulated other comprehensive income.......................................................                         (678)
                                                                                              -------------   -------------
    Total stockholders' equity...............................................................       79,105          74,587
                                                                                              -------------   -------------
    Total liabilities and stockholders' equity............................................... $    112,154    $    177,603
                                                                                              =============   =============


                                     See notes to consolidated financial statements.

                                                            F-1


                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF INCOME

                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                  1999             1998            1997
                                                                              -------------   -------------   -------------
REVENUE:
    Loan origination and sale................................................ $     53,527    $     54,951    $     66,678
    Interest.................................................................       14,024          21,754          21,396
    Loan servicing and other fees............................................        2,388           7,103           7,575
                                                                              -------------   -------------   -------------
      Total revenue..........................................................       69,939          83,808          95,649
                                                                              -------------   -------------   -------------

EXPENSE:
    Compensation and benefits................................................       22,864          22,857          19,341
    Advertising..............................................................        7,193           9,357           6,099
    Professional services and other fees.....................................        2,839           4,762           3,196
    Facilities and insurance.................................................        5,258           4,332           3,362
    Supplies.................................................................        1,782           2,498           2,416
    Depreciation and amortization............................................        2,448           2,157             924
    Interest.................................................................       11,180           8,382           3,164
    Legal                                                                            7,230           3,851           2,009
    Travel and training......................................................        1,331           1,521           1,710
    Other ...................................................................        1,436           1,138             783
                                                                              -------------   -------------   -------------

      Total expense.........................................................        63,561          60,855          43,004
                                                                              -------------   -------------   -------------

INCOME BEFORE INCOME TAX PROVISION...........................................        6,378          22,953          52,645

INCOME TAX PROVISION.........................................................        2,550           8,737          19,873
                                                                              -------------   -------------   -------------

NET INCOME................................................................... $      3,828    $     14,216    $     32,772
                                                                              =============   =============   =============

NET INCOME PER SHARE:
    Basic.................................................................... $       0.21    $       0.73    $       1.50
                                                                              =============   =============   =============
    Diluted.................................................................. $       0.21    $       0.73    $       1.49
                                                                              =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
OUTSTANDING:
    Basic....................................................................   18,110,214      19,380,119      21,851,732
    Diluted..................................................................   18,124,202      19,431,219      22,030,438


                                   See notes to consolidated financial statements.

                                                          F-2


                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (DOLLARS IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                  1999            1998             1997
                                                                              -------------   -------------   -------------
NET INCOME................................................................... $      3,828    $     14,216    $     32,772

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment net of income taxes of
    $1,140, $375 and $18 for 1999, 1998 and 1997, respectively...............       (1,710)           (611)            (29)
    Less:  Reclassification adjustment for realized foreign currency
      transaction loss, net of income taxes of $1,592 for 1999...............        2,388
                                                                              -------------   -------------   -------------

COMPREHENSIVE INCOME......................................................... $      4,506    $     13,605    $     32,743
                                                                              =============   =============   =============

                                    See notes to consolidated financial statements.

                                                          F-3


                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 (DOLLARS IN THOUSANDS)


                                               Class A              Class B        Additional
                                             Common Stock         Common Stock       Paid in   Retained
                                           Shares     Amount    Shares      Amount   Capital   Earnings
                                        ------------  ------  ------------  ------  --------- ----------
Balance at January 1, 1997..............  6,037,500   $  60    16,125,000   $ 161   $ 64,570  $  14,338

Net income..............................                                                         32,772
Issuance of stock.......................     59,145         1                            670
Tax benefit from exercise
    of stock options....................                                                  81
Purchase of treasury stock..............
Conversion of Class B Stock
     to Class A Stock...................  5,168,730        51  (5,168,730)    (51)
Amortization of deferred
     stock compensation.................
Foreign currency translation
     adjustment.........................
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1997............ 11,265,375   $ 112    10,956,270   $ 110   $  65,321 $  47,110

Net income..............................                                                         14,216
Issuance of stock.......................     45,913       1                               520
Tax benefit from exercise
    of stock options....................                                                  263
Purchase of treasury stock..............
Conversion of Class B Stock
    to Class A Stock.................... 10,875,000     110    (10,875,00)   (110)
Forfeitures of Class B Stock............                          (81,270)               (806)
Amortization of deferred
    stock compensation..................
Foreign currency translation
    adjustment..........................
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1998............ 22,186,288   $ 223                         $ 65,298  $  61,326

Net income..............................                                                          3,828
Issuance of stock warrants..............                                                 515
Purchase of treasury stock..............
Foreign currency translation
    Adjustment..........................
                                        ------------  ------  ------------  ------  --------- ----------
Balance at December 31, 1999             22,186,288   $ 223                         $ 65,813  $  65,154
                                        ============  ======  ============  ======  ========= ==========

continued on next page.........

                               See notes to consolidated financial statements.

                                                  FIRST ALLIANCE CORPORATION

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - Continued

                                                    (Dollars in thousands)

                                                                     Deferred    Accumulated      Total
                                             Treasury Stock           Stock      Compensation  Stockholders'
                                          Shares        Amount     Compensation     Income        Equity
                                        ------------  -----------  ------------  ------------  -------------
Balance at January 1, 1997..............                           $    (1,113)  $       (38)  $     77,978

Net income..............................                                                             32,772
Issuance of stock.......................                                                                671
Tax benefit from exercise
    of stock options....................                                                                 81
Purchase of treasury stock..............  1,169,300   $  (20,544)                                   (20,544)
Conversion of Class B Stock
     to Class A Stock...................
Amortization of deferred
     stock compensation.................                                   348                          348
Foreign currency translation
     adjustment.........................                                                 (29)           (29)
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1997............  1,169,300   $  (20,544)  $      (765)  $       (67)  $     91,277

Net income..............................                                                             14,216
Issuance of stock.......................                                                                521
Tax benefit from exercise
    of stock options....................                                                                263
Purchase of treasury stock..............  2,877,500      (31,038)                                   (31,038)
Conversion of Class B Stock
    to Class A Stock....................                                                                ---
Forfeitures of Class B Stock............                                   806                          ---
Amortization of deferred
    stock compensation..................                                   (41)                         (41)
Foreign currency translation
    adjustment..........................                                                (611)          (611)
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1998............  4,046,800   $  (51,582)                $      (678)  $     74,587

Net income..............................                                                              3,828
Issuance of stock warrants..............                                                                515
Purchase of treasury stock..............    190,200         (503)                                      (503)
Foreign currency translation
    Adjustment..........................                                                 678            678
                                        ------------  -----------  ------------  ------------  -------------
Balance at December 31, 1999              4,237,000   $  (52,085)                $       ---   $     79,105
                                        ============  ===========  ============  ============  =============

                               See notes to consolidated financial statements.



                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (DOLLARS IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                  1999            1998             1997
                                                                              -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................  $      3,828    $     14,216    $     32,772
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Capitalized residual interests and mortgage servicing rights...........       (19,303)        (18,395)        (26,120)
     Accretion of residual interest in securities...........................        (4,507)         (8,260)        (12,130)
     Collection of residual interest in securities..........................        19,552          21,652          11,193
     Deferred income taxes..................................................        (7,829)          6,886           3,774
     Amortization of mortgage servicing rights..............................         6,116           5,728           2,857
     Amortization of debt issuance costs....................................         2,716
     Amortization of goodwill...............................................           157
     Depreciation and amortization..........................................         2,291           2,157             923
     Deferred stock compensation............................................                           (41)            348
     Accretion of discounts on loan receivable..............................                            51            (143)
     Recognition of deferred fees on loans receivable held for investment...          (796)           (118)
     Provision for loan losses..............................................           492
     Foreign currency transaction (gain) loss ..............................                          (155)            146
     Loss on sales of property..............................................            42              22              70
     Gain on sale of United Kingdom loan portfolio..........................        (1,267)
  Changes in assets and liabilities:
     Receivable from trusts.................................................           970          (1,567)           (414)
     Loans held for sale....................................................         3,130         (26,450)        (44,416)
     Prepaid expenses and other assets......................................           (68)            645          (1,562)
     Accounts payable and accrued liabilities...............................          (849)         (1,088)          2,115
     Accrued contingent liabilities.........................................         5,261           2,074          (1,299)
     Income taxes payable...................................................         2,489          (2,522)         (1,651)
                                                                              -------------   -------------   -------------
       Net cash provided by (used in) operating activities.................         12,425          (5,165)        (33,537)
                                                                              -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash..........................................        (1,367)         (1,281)
Repayments (advances) on warehouse financing receivable.....................                        12,324         (12,324)
Capital expenditures........................................................          (288)         (3,355)         (6,653)
Collections on loans receivable held for investment.........................        13,663           1,606             954
Proceeds from sale of United Kingdom loan portfolio.........................        44,156
Proceeds from sales of property.............................................            70              98             645
Cash paid for acquisition, less cash acquired...............................        (2,641)
                                                                              -------------   -------------   -------------
       Net cash provided by (used in) investing activities..................        53,593           9,392         (17,378)
                                                                              -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse financing facilities...............        (3,417)         24,321          57,641
Repayment of secured term loan facility.....................................       (64,720)
Proceeds from (repayments of) other borrowings..............................        (6,545)          6,545
Purchase of treasury stock..................................................          (503)        (31,038)        (20,544)
Proceeds from exercise of stock options.....................................                           521             671
Net borrowings (repayments) on notes payable................................         3,612             (11)           (188)
                                                                              -------------   -------------   -------------
       Net cash (used in) provided by financing activities..................       (71,573)            338          37,580
                                                                              -------------   -------------   -------------
Effect of exchange rate changes on cash.....................................         2,589            (545)            (47)
                                                                              -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................        (2,966)          4,020         (13,382)
CASH AND CASH EQUIVALENTS, beginning of period..............................        18,052          14,032          27,414
                                                                              -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of period ...................................  $     15,086    $     18,052    $     14,032
                                                                              =============   =============   =============

                                     See notes to consolidated financial statements.



                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                 (DOLLARS IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                  1999            1998             1997
                                                                              -------------   -------------   -------------
SUPPLEMENTAL INFORMATION:
Interest paid...............................................................  $      9,815    $      8,395    $      2,694
                                                                              =============   =============   =============
Income taxes paid...........................................................  $      7,803    $      3,831    $     17,764
                                                                              =============   =============   =============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment.....  $      1,320    $     57,050    $        594
                                                                              =============   =============   =============
Transfer of loans held for investment to real estate owned..................  $         55
                                                                              =============
Stock warrants issued as debt issuance costs................................  $        515
                                                                              =============
Transfer of loans held for sale to real estate owned........................  $        189
                                                                              =============
Notes payable issued in connection with Coast Security Mortgage acquisition   $      1,000
                                                                              =============


DETAIL OF BUSINESS ACQUIRED IN PURCHASE BUSINESS COMBINATION (Note 1):

    On July 2, 1999, the Company acquired the net assets of Coast Security
Mortgage. A summary of the transaction is as follows:

Cash paid.................................................................    $      3,085
Note issued...............................................................           1,000
Fair market value of tangible and identifiable assets acquired (1)........          (1,312)
Fair market value of liabilities assumed..................................             403
                                                                              -------------
Excess of cost over identifiable assets acquired (goodwill)...............    $      3,176
                                                                              =============

----------------------

(1) Includes cash acquired of $444.



                                    See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The consolidated financial statements include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"). The Company is a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. The majority of the Company's loans are made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. The Company securitizes the loans in a trust or sells loans to wholesale purchasers. A significant portion of the loans are securitized with the Company retaining the right to service the loans. The Company is currently licensed as a consumer finance lender in 18 states and the District of Columbia. As of December 31, 1998, however, the Company discontinued its United Kingdom loan origination operations and subsequently sold its loan portfolio in July 1999. The discontinuation of this program did not have a material effect on the Company's net assets, results of operations or cash flows. The Company's business may be affected by many factors including real estate and other asset values, the level of and fluctuations in interest rates, changes in the securitization market and competition.

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

    RESTRICTED CASH - As part of the Company's credit card program, the Company is required to maintain a cash balance restricted for the purpose of reserving for credit losses. The Company had a restricted cash balance of $2.6 million as of December 31, 1999.

    ESTIMATED LOSSES ON CREDIT CARD ACCOUNTS - Estimated net losses on credit card accounts represent the Company's estimate of net losses to be realized. This estimate is based on historical charge-off ratios, recoveries and the current condition of the portfolio. The Company's policy is to charge-off any credit card accounts greater than 90 days delinquent. During 1999, the Company recorded a provision of $5.3 million, which included a negative valuation adjustment of $1.6 million, and recognized net charge-offs of $2.3 million. The negative valuation adjustment relates to the Company's affinity real estate secured credit card program, which was entered into with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity") in February 1997. The agreement stipulates that following termination of the program by Fidelity, the Company would be obligated to purchase the then outstanding balance on the credit card portfolio at par. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. Although the Company is currently disputing the terms of the obligation and has sought arbitration, it has also pursued the sale of the credit card portfolio in the event it is not successful in its dispute. Accordingly, the Company recorded a negative valuation adjustment to reflect the difference between the market value of the credit card portfolio and its potential obligation to purchase the portfolio. The Company had a reserve for estimated net losses of $3.8 million and $0.8 million related to credit card accounts of approximately $18 million and $26 million at December 31, 1999 and December 31, 1998, respectively.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    RECEIVABLE FROM TRUSTS - In the normal course of servicing loans previously securitized, the Company advances payments and other costs to the securitization trusts. In such cases, funds advanced are reflected in the consolidated statements of financial condition as receivable from trusts and are netted against any related reserves. Advances are recovered through subsequent collections from the trusts or borrowers.

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

    ALLOWANCES FOR ESTIMATED LOSSES ON LOANS AND REAL ESTATE OWNED - The allowances for estimated losses on loans and real estate owned ("REO") represent the Company's estimate of identified and unidentified losses. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. Loans are collectively evaluated for impairment and when the estimated losses are determined to be permanent, as in the case of an REO, the Company then establishes a special allowance for estimated losses.

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

    The Company classifies residual interests as trading securities which are carried at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related securitization trust, servicing fees, trustee fees, insurance fees, and an estimate of annual future loan losses. These cash flows are projected over the life of the loans using prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. To value residual interest at the time of securitization, the Company used historical prepayment experience assumptions. To value the residual interest at each reporting period, the Company arrives at its prepayment assumptions by using the actual six-month prepayment average, which is applied to the first 18 months of cash flows, and the actual life to date prepayment average to the remaining months of cash flows. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of possible values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective. The Company capitalized $14.5 million, $16.4 million and $17.1 million in residual interest certificates in 1999, 1998 and 1997, respectively. During the same periods, cash collections related to residual interest certificates totaled $19.6 million, $21.7 million and $11.2 million, respectively. During 1999, 1998 and 1997, the Company recorded aggregate unrealized gains/(losses) in the value of its residual interests of $0.9 million, ($3.3) million, and $5.4 million, respectively. These unrealized gains/(losses) are included in loan origination and sale revenue.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    The Company utilized the following key assumptions to value its residual interest certificates originated during 1999 and 1998:

                                          --------------------------------------- -----------------------------------------
                                                           1999                                     1998
                                          --------------------------------------- -----------------------------------------
                                           Fixed Rate   Adjustable                 Fixed Rate     Adjustable
                                             Loans      Rate Loans      Total         Loans       Rate Loans     Total
                                          --------------------------------------- -----------------------------------------
Weighted average CPR....................        29%          39%         34%              26%          40%          30%
Weighted average discount rate..........        18%          18%         18%              17%          16%          17%
Weighted average annualized credit
   losses - in basis points.............        50           50          50               56           48           53
Weighted average life (in years)........      2.90         1.99        2.43             3.30         1.94         2.86

    The Company utilized the following assumptions to revalue its residual interest for all outstanding securitizations at year end:

                                             ---------------------------------------------------------------------------------
                                                              1999                                     1998
                                             ---------------------------------------------------------------------------------
                                             Fixed Rate   Adjustable                   Fixed Rate    Adjustable
                                                Loans     Rate Loans        Total         Loans      Rate Loans      Total
                                             ---------------------------------------------------------------------------------
Weighted average CPR.......................        28%          44%           34%           27%           49%           35%
Weighted average discount rate.............        17%          17%           17%           16%           15%           15%
Weighted average annualized credit
   Losses - in basis points................        51           86            64            57            76            64
Weighted average life (in years)........ ..      3.03         1.83          2.58          3.19          1.59          2.63
Fair value of residual interest at year end   $24,927      $23,295       $48,222       $25,341       $23,379       $48,720

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

    The Company capitalized $4.8 million, $7.0 million and $6.1 million of mortgage servicing rights for the years ended December 31, 1999, 1998 and 1997, respectively. During the same periods, related amortization of such mortgage servicing rights was $6.1 million, $5.7 million and $2.9 million, respectively. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. The estimated fair value of mortgage servicing rights was $8.7 million and $10.0 million at December 31, 1999 and December 31, 1998, respectively, and no valuation allowance existed at either year end.

    PROPERTY - Property is stated at cost and depreciated over the estimated useful lives of the assets using straight line or accelerated methods. Leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases. Useful lives generally range from three to seven years.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    REAL ESTATE OWNED - Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of REO are made through valuation allowances and charge-offs recognized through a charge to earnings. The balance of REOs is included in the Company's property line item of the Consolidated Statements of Financial Condition. The Company's net REO balance was $149,000 as of December 31, 1999, and no REOs existed as of December 31, 1998.

    GOODWILL - In July 1999, the Company acquired Coast Security Mortgage, Inc. ("Coast"), a retail mortgage company. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4.1 million was finalized subject to customary indemnification, monetary holdbacks and an independent third party evaluation regarding pricing and terms of the transaction. The acquisition of Coast was accounted for using the purchase method. Accordingly, the Company recorded approximately $3.2 million in goodwill, which is currently being amortized over 10 years.

    REVENUE RECOGNITION - The Company derives its revenue principally from gains on sales of loans, fees for the origination of loans, loan servicing fees and interest income. The Company sells its loans through securitization and whole loan sales. Origination fees from loans pooled and securitized or sold in the secondary market are recognized when such loan pools are sold. The Company retains the right to service all loans it securitizes. The Company receives a management fee for servicing loans based on a fixed percentage of the declining principal balance of securitized loan pools and other ancillary and prepayment fees associated with the servicing of such loans. The Company has historically retained a residual interest in the securitization trusts.

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

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


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

    In July 1999, the Company sold its portfolio of United Kingdom loans. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million. Consequently, the Company does not bear any foreign currency risk exposure.

    RECENT ACCOUNTING PRONOUNCEMENTS - In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet completed its analysis of the effect this standard will have on the Company's financial condition, results of operations or cash flows.

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

    RECLASSIFICATIONS - Certain reclassifications have been made to conform the 1998 and 1997 consolidated financial statements to the 1999 presentation.


NOTE 2.  LOANS RECEIVABLE HELD FOR INVESTMENT

    Loans receivable held for investment are collateralized principally by single family residences. The loans bear interest at fixed and variable rates ranging up to 15.6% per annum and are due in monthly installments of principal and interest through May 2029. The Company recorded a provision for loss related to loans receivable held for investment of $492,000, and had an allowance for estimated losses of $263,000 at December 31, 1999. The Company did not record a provision for loss related to loans receivable held for investment during 1998 or 1997, nor was there an allowance for estimated losses at December 31, 1998 or December 31, 1997.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


NOTE 3.  PROPERTY

    Property consists of the following at December 31:                       1999           1998
                                                                         -------------   -------------
                                                                            (Dollars in thousands)

        Office equipment................................................ $      7,400    $      8,251
        Land............................................................        2,100           2,100
        Building........................................................        1,280           1,391
        Building Improvements...........................................        1,401           1,431
        Computer software...............................................        1,006             923
        Vehicles........................................................          376             292
        Leasehold improvements..........................................          279             282
        Real estate owned...............................................          149
                                                                         -------------   -------------
        Property.......................................................        13,990          14,670
        Less accumulated depreciation and amortization..................       (5,891)         (4,937)
                                                                         -------------   -------------
        Property, net................................................... $      8,099    $      9,733
                                                                         =============   =============


NOTE 4.  SERVICING PORTFOLIO

    Trust and other custodial funds, relating to loans serviced for others, totaled $19 million and $41 million at December 31, 1999 and 1998, respectively. Such funds, which are maintained in separate bank accounts, are excluded from the Company's assets and liabilities.

    Total loans serviced amounted to $892 million, $866 million and $799 million at December 31, 1999, 1998 and 1997, respectively.

    Approximately 96% of the servicing portfolio relates to loans serviced on behalf of the trust, with the remaining 4% relating to loans serviced on behalf of private lenders or loans held for sale. At December 31, 1999, loans serviced related to property located in California comprised of approximately 44% of the total serviced loan portfolio, while no other state comprised more than 12%. Total delinquencies greater than 30 days as a percentage of the total servicing portfolio were 3.5%, 4.8% and 4.1% at December 31, 1999, 1998 and 1997,
respectively. Delinquencies greater than 30 days related to the United States portfolio were 3.5%, 4.2% and 4.2% at December 31, 1999, 1998 and 1997,
respectively. Delinquencies greater than 30 days as a percentage of the total United Kingdom portfolio were 12.8% at December 31, 1998.


NOTE 5.  WAREHOUSE FINANCING FACILITY

    The Company has one warehouse financing facility as of December 31, 1999. This $150 million warehouse financing facility is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% to 1.75% over one month United States dollar denominated London Interbank Offered Rate ("LIBOR"), and expires in December 2000. As partial consideration for this facility, the Company agreed to grant the warehouse lender stock warrants equaling 4.90% of the shares outstanding, with an effective date of January 15, 2000. The Company will account for these warrants by recording the fair value of the warrants to debt issuance costs and additional paid in capital. Debt issuance costs will be amortized over 12 months. The facility contains certain affirmative and negative covenants with which the Company was in compliance at December 31, 1999. Additionally, during 1998 the Company had a $66 million secured term loan facility, which was entered into by a company owned by the majority stockholder of FACO. The loan was repaid in full in 1999.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    The following table presents data on the lines of credit for the years ended December 31:

                                                                                    1999           1998           1997
                                                                                -------------  -------------  -------------
                                                                                          (Dollars in thousands)
        Weighted average interest rate for the period...........................       7.40%          6.82%          6.67%
        Weighted average interest rate at the end of the period.................       7.72%          8.15%          7.20%
        Average amount outstanding for the period...............................   $  72,085      $ 107,362      $  46,596
        Maximum amount outstanding at any month-end.............................   $ 145,772      $ 150,252      $ 124,702


NOTE 6.  OTHER BORROWINGS AND NOTES PAYABLE

    At December 31, 1998, the Company had a borrowing of $6.5 million with an interest rate of 8.3%. This borrowing was collateralized by certain real estate loans with an aggregate principal balance of $6.5 million. The borrowing was repaid in January of 1999.

    As of December 31, 1999, the Company's notes payable balance consisted of two notes. The first note, which as of December 31, 1999 had a balance of $3.6 million and bears a fixed interest rate of 6.9%, relates to the financing of the Company's telemarketing facility. This note matures on March 1, 2009, at which time a balloon payment of $2.5 million is due. The second note, which as of December 31, 1999 had a balance of $1.0 million and bears a fixed interest rate of 8.5%, relates to the acquisition of Coast during 1999. This note is due in three equal annual installments beginning in 2000.

    The following represents the future principal payment schedule as of December 31, 1999:

                                                          (Dollars in thousands)

        2000...................................................  $    428
        2001...................................................       434
        2002...................................................       441
        2003...................................................       115
        2004...................................................       123
        Years Thereafter.......................................     3,085
                                                               -----------
                                                                 $  4,626
                                                               ===========

NOTE 7.  EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) defined contribution plan, which was established in 1994, available to all employees who have been with the Company for six months and have reached the age of 18. Employees may generally contribute up to 15% of their salary each year and the Company, at its discretion, may match up to 25% of the first 7% contributed by the employee. The Company's contribution expense was $211,000, $248,000 and $175,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, the assets of the plan totaled $5.4 million.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


NOTE 8.  INCOME TAXES

    The reconciliation of income tax computed at the Federal statutory tax rate to the Company's effective income tax rate is as follows for the years ended December 31:

                                                                      1999           1998           1997
                                                                   ------------   ------------   ------------
        Tax at Federal statutory rate.............................      35.0%          35.0%         35.0%
        State income taxes, net of Federal benefit................       4.3            5.1           4.0
        Other.....................................................       0.7           (2.0)         (1.2)
                                                                   ------------   ------------   ------------
        Effective rate............................................      40.0%          38.1%         37.8%
                                                                   ============   ============   ============

    The components of the provision for income taxes are as follows for the years ended December 31:

                                                                      1999           1998           1997
                                                                   ------------   ------------   ------------
        Current:                                                            (Dollars in thousands)
            Federal............................................... $     8,054    $     2,605    $    14,299
            State.................................................       2,243            473          1,805
                                                                   ------------   ------------   ------------
        Total current.............................................      10,297          3,078         16,104
                                                                   ------------   ------------   ------------

        Deferred:
            Federal............................................... $    (7,939)         6,028          3,778
            State.................................................      (1,820)         1,178            703
            Foreign...............................................       2,012         (1,547)          (712)
                                                                   ------------   ------------   ------------
        Total deferred ........................................... $    (7,747)         5,659          3,769
                                                                   ------------   ------------   ------------

        Total..................................................... $     2,550    $     8,737    $    19,873
                                                                   ============   ============   ============

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


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

                                                                                 1999            1998
                                                                             -------------  -------------
                                                                                (Dollars in thousands)
        Deferred tax assets:
            Foreign loss carry forward.....................................  $         --   $      2,451
            State taxes....................................................           614            797
            Mark-to-market on loans held for sale..........................           731            634
            Legal expenses.................................................         1,000            469
            Reserve for bad debts..........................................         1,728            333
            Other..........................................................         1,648            440
                                                                             -------------  -------------
        Total..............................................................  $      5,721   $      5,124
                                                                             =============  =============

        Deferred tax liabilities:
            Residual interest..............................................  $      1,589   $      7,402
            Mortgage servicing rights......................................         3,469          4,452
            Other .........................................................           613            569
                                                                             -------------  -------------
        Total..............................................................  $      5,671   $     12,423
                                                                             =============  =============


NOTE 9.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

    The Company's operations are conducted from leased facilities located in various areas of the United States. Additionally, the Company maintains two non-operating facilities in the United Kingdom. These leases have clauses which provide for increases in rent based on increases in the cost of living index and options for renewal.

    The future minimum lease payments are as follows:

        YEARS ENDING DECEMBER 31:                         (Dollars in thousands)

        2000................................................     $  2,171
        2001................................................        2,049
        2002................................................        1,790
        2003................................................          712
        2004................................................          152

    In the ordinary course of business, the Company has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may become liable for the unpaid principal and interest on defaulted loans or other loans if there has been a breach of representation or warranties.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


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

    In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The joint investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ has agreed to limit its initial inquiry to pricing disparities, and is currently reviewing data provided by the Company, which is cooperating with the investigation.

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

    In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State are currently discussing settlement.

    In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian and Sarah Chisick in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case is currently in its discovery stage, and the parties are discussing settlement.

    In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute.

    The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which have been filed either as class actions or under private attorney general statutes.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    The Company's legal accrual related to the above matters is included as a component of the accrued contingent liabilities line item of the Consolidated Statements of Financial Condition.


    OTHER COMMITMENTS AND CONTINGENCIES

    The Company has negotiated employment agreements with certain officers. These agreements provide for the payment of base salaries, the issuance of common stock via incentive stock option program subject to certain restrictions and the payment of severance benefits upon termination.

    At December 31, 1999, loans related to property located in the state of California comprised approximately 44% of the total serviced loan portfolio while no other state comprised more than 12%.

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

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


NOTE 10.  STOCKHOLDERS' EQUITY

    The Company's shares of Class A and Class B Common Stock are identical, except with respect to voting rights and the right to convert Class B Common Stock to Class A Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to four votes for each share held of record. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. In July of 1998, the majority stockholders of FACO converted all of their Class B Common Stock into Class A Common Stock. As of December 31, 1999, the Company did not have any Class B Common Stock outstanding.

    In June 1996, FAMCO granted 161,250 shares of restricted common stock to an officer of the Company. These shares, which were exchanged for 161,250 shares of FACO Class B Common Stock in conjunction with the Offering, vest over a period of five years or earlier upon the occurrence of certain events. A value of $1.6 million was ascribed to such shares by the Company. This amount has been recorded in the accompanying financial statements as increases to Class B Common Stock and paid in capital with an offsetting amount included in deferred stock compensation. In 1997 and 1996, 36,053 and 43,927 shares of Class B Common Stock had vested, respectively. During 1997 and 1996, compensation expense of $0.3 million and $0.5 million, respectively, was recognized. In 1998, however, the remaining 81,270 shares of restricted stock were forfeited due to the officer's termination.

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

    The following is a summary of changes in the stock incentive plan during the years ended December 31:

                                      1999                           1998                              1997
                           --------------------------     -----------------------------    ----------------------------
                                          WEIGHTED                         WEIGHTED                         WEIGHTED
                                           AVERAGE                         AVERAGE                          AVERAGE
                             NUMBER       EXERCISE          NUMBER         EXERCISE           NUMBER        EXERCISE
                            OF SHARES       PRICE          OF SHARES        PRICE           OF SHARES        PRICE
                           ------------  ------------     ------------  ---------------    -------------  -------------
Beginning of period.....     1,011,417    $    10.65          825,021       $    12.16          793,625     $    11.33
Grants..................     1,298,877          3.26          525,210             9.38          117,779          17.04
Exercises...............           ---           ---          (47,014)           11.47          (59,145)         11.33
Cancellations...........      (314,005)         9.38         (291,800)           12.46          (27,238)         11.33
                           ------------  ------------     ------------  ---------------    -------------  -------------
End of period...........     1,996,289    $     6.04        1,011,417       $    10.65          825,021     $    12.16
                          =============  ============     ============  ===============    =============  =============

Options Exercisable.....       633,741    $     8.76          309,275       $    12.17          144,755     $    11.40
                          =============  ============     ============  ===============    =============  =============

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    Summary information related to stock options outstanding as of December 31, 1999 is as follows:

                                       OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
  ACTUAL RANGE       ----------------------------------------------------------------   --------------------------------------
  OF EXERCISE            NUMBER           WEIGHTED-AVERAGE                                  NUMBER
 PRICES - 150%        OUTSTANDING            REMAINING            WEIGHTED-AVERAGE        EXERCISABLE       WEIGHTED-AVERAGE
   INCREMENT          AT 12/31/99         CONTRACTUAL LIFE         EXERCISE PRICE         AT 12/31/99        EXERCISE PRICE
-----------------    ---------------    ---------------------   ---------------------   ----------------   -------------------
   $1.72-  2.50           363,986               9.9                     $ 2.44                     0
   $3.28-  4.44         1,016,324               9.2                       3.72               249,364              $ 3.73
   $6.88-  9.25            57,340               8.5                       7.54                15,010                7.62
  $11.33- 16.75           547,714               7.0                      12.24               363,665               12.04
  $21.92- 21.92            10,925               7.8                      21.92                 5,702               21.92
-----------------    ---------------    ---------------------   ---------------------   ----------------   -------------------
   $1.72- 21.92         1,996,289               8.7                     $ 6.04               633,741              $ 8.76
=================    ===============    =====================   =====================   ================   ===================

    The Company accounts for its stock incentive plan based on the intrinsic value of a grant as of the date of the grant in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized in 1999, 1998 or 1997 for options granted under the Company's stock incentive plan. Had compensation cost been recognized in accordance with the fair value provisions of SFAS No. 123, pro forma net income would have been $2.5 million, $13.1 million and $31.6 million in 1999, 1998 and 1997, respectively, and net income per diluted share would have been $0.14, $0.67 and $1.44 in 1999, 1998 and 1997, respectively. The fair value of each option grant, a weighted average of $2.16, $4.99 and $9.84 for options granted in 1999, 1998 and 1997, respectively, was estimated as of the date of grant using the Black-Scholes option pricing model. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

    The weighted average assumptions used for the 1999, 1998 and 1997 grants are as follows:

                                                            1999                    1998                    1997
                                                     -------------------     --------------------    -------------------
     Dividend yield..............................           None                     None                     None
     Expected volatility.........................             78%                      55%                      33%
     Risk-free interest rate.....................           5.48%                    5.11%                    6.12%
     Expected lives..............................        5 years                  5 years                 10 years

    In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1.5 million shares of its Class A Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares of Class A Common Stock, respectively. Of the 7.5 million shares authorized, the Company had repurchased approximately 4.2 million shares as of December 31, 1999.

    As partial consideration for obtaining its $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants during both 1998 and 1999. The stock warrants granted in 1998 provide the lender the option to purchase 1% of the Company's then outstanding common stock, with an effective date of January 15, 2001. The original effective date of the 1998 warrants was amended in 1999 from February 15, 1999. These warrants have a ten-year exercise period, were granted at an exercise price of $3 5/16, and were valued at $2.32 per warrant using the Black-Scholes option pricing model. The stock warrants granted in 1999 provide the warehouse lender the option to purchase 4.9% of the Company's then outstanding Common Stock, with an effective date of January 15, 2000. These warrants have a ten-year exercise period, were granted at an exercise price of $2.00, and were valued at $1.66 per warrant using the Black-Scholes pricing model.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


NOTE 11.  NET INCOME PER SHARE

    A reconciliation of the numerator and denominator used in basic and diluted net income per share are as follows for the years ended December 31:

                                                                                  1999            1998             1997
                                                                              -------------   -------------   -------------
        Net income (dollars in thousands):................................... $      3,828    $     14,216    $     32,772
                                                                              =============   =============   =============

        Weighted average number of common shares:
            Basic............................................................   18,110,214      19,380,119      21,851,732
            Effect of dilutive securities - stock options....................       13,988          51,100         178,706
                                                                              -------------   -------------   -------------
            Diluted..........................................................   18,124,202      19,431,219      22,030,438
                                                                              =============   =============   =============

        Net income per share:
            Basic............................................................ $       0.21    $       0.73    $       1.50
            Effect of dilutive securities - stock options....................                                         0.01
                                                                              -------------   -------------   -------------
            Diluted.......................................................... $       0.21    $       0.73    $       1.49
                                                                              =============   =============   =============


NOTE 12.  RELATED-PARTY TRANSACTIONS

    For the three years ended December 31, 1999, the Company entered into transactions with the following related parties: the majority stockholder of the Company, entities in which the majority stockholder of the Company has a controlling interest and companies owned by family members of the majority stockholder of the Company. The following amounts represent related-party transactions for the years ended December 31:

                                                                                   1999           1998             1997
                                                                              -------------   -------------   -------------
                                                                                        (Dollars in thousands)
        Acquisition of a related company:
            Coast Security Mortgage Company, Inc..........................     $  4,000
        Loans purchased from related parties:
            Loans purchased...............................................        7,082       $     50,353    $     68,668
            Premiums paid ................................................          140              1,534           2,658
        Payments to related parties:
            Rent payments.................................................          506                581             521
        Interest received from related parties............................                             590             688


The following amounts represent related-party balances as of December 31:

                                                                                                      1999          1998
                                                                                                 ------------- -------------
                                                                                                   (Dollars in thousands)
        Loans serviced for related parties......................................................     $  2,209      $  3,298
        Receivables from officers and directors of the Company..................................                         22
        Loan facility due to majority stockholder...............................................                     64,720
        Notes payable due to former shareholders of Coast Security Mortgage, Inc................        1,000
        Accrued interest due to former shareholders of Coast Security Mortgage, Inc.............           42

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


NOTE 13.  FINANCIAL INSTRUMENTS

    The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, selling short United States Treasury Securities is not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale or commitments to fund loans held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon the sale of loans hedged. Net gains and (losses) recognized on hedging activities were $961,000, ($1,743,000) and ($161,000) for the years ended December 31, 1999, 1998 and 1997, respectively. The notional amount of forward sales of United States Treasury Securities at December 31, 1999 was $4.0 million, with a related unrealized gain of $9,000.

    The following disclosures of the estimated fair value of financial instruments as of December 31, 1999 and 1998 are made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                               1999                      1998
                                                                     ------------------------- --------------------------
                                                                      CARRYING     ESTIMATED     CARRYING    ESTIMATED
                                                                       AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                                                                     ------------ ------------ --------------------------
                                                                                   (Dollars in thousands)
    Assets:
        Cash and cash equivalents...................................   $  15,086    $  15,086      $ 18,052     $ 18,052
        Restricted cash.............................................       2,648        2,648         1,281        1,281
        Loans held for sale.........................................      19,782       21,606        24,421       26,116
        Loans receivable held for investment........................       1,521        1,521        57,667       64,726
        Residual interests..........................................      48,222       48,222        48,720       48,720
    Liabilities:
        Warehouse financing facilities..............................      14,122       14,122        17,539       17,539
        Secured term loan facility - related party..................                                 64,720       64,720
        Other borrowings............................................                                  6,545        6,545
        Notes payable ..............................................       4,626        4,626            14           14

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

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


    The Company is exposed to on-balance sheet credit risk related to its loans held for sale, residual interests and loans receivable held for investment. The Company is exposed to off-balance sheet credit risk related to loans which the Company has committed to originate. The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include a commitment to purchase on February 24, 2000 the outstanding balance of the credit card portfolio under the Affinity Credit Card Program, which had an outstanding balance of approximately $18 million at December 31, 1999. Additionally, at December 31, 1999 and 1998, the Company had outstanding commitments to extend credit in the amounts of $3.6 million and $7.8 million, respectively.


NOTE 14.  DOMESTIC AND FOREIGN OPERATIONS

    Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reporting segment with two geographical areas: United States area and United Kingdom area.

    GEOGRAPHIC AREA - During 1999 and 1998, the Company operated in two geographical areas consisting of the United States and the United Kingdom. There were no significant transfers between geographical areas during such periods.

    The following table represents revenue and income before income tax provisions for the years ended December 31:

                                                                                   1999            1998
                                                                               -------------   -------------
                                                                                   (Dollars in thousands)
        Revenue:
             United States.................................................... $     64,822    $     78,383
             United Kingdom...................................................        5,117           5,425
                                                                               -------------   -------------
                 Total........................................................ $     69,939    $     83,808
                                                                               =============   ==============

        Income (loss) before income tax provision:
             United States.................................................... $      4,855    $     26,314
             United Kingdom...................................................        1,523          (3,361)
                                                                               -------------   -------------
                 Total........................................................ $      6,378    $     22,953
                                                                               =============   =============

    The following table represents identifiable assets of the Company as of December 31:

                                                                                    1999            1998
                                                                               -------------   -------------
                                                                                   (Dollars in thousands)
        Identifiable assets:
             United States.................................................... $    112,154    $    119,202
             United Kingdom (1)...............................................                       58,401
                                                                               -------------   -------------
                 Total........................................................ $    112,154    $    177,603
                                                                               =============   =============

----------------------

     (1) The Company discontinued its United Kingdom origination operation in 1998. In 1999, the Company sold its portfolio of United Kingdom loans, and has completely exited the United Kingdom loan origination operation as of December 31, 1999.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       FIRST         SECOND        THIRD         FOURTH
        (Dollars in thousands except per share amounts)               QUARTER       QUARTER       QUARTER       QUARTER
        -------------------------------------------------------------------------------------------------------------------
        1999
             Total revenue.........................................    $ 19,617      $ 16,455      $ 18,553      $ 15,314
             Income before income tax provision....................       3,399           972         2,441          (434)
             Net income (loss).....................................       2,039           583         1,465          (259)
             Comprehensive income (loss)...........................       1,167           195         3,480          (336)
             Basic net income (loss) per share.....................        0.11          0.03          0.08         (0.01)
             Diluted net income (loss) per share...................        0.11          0.03          0.08         (0.01)

        1998
             Total revenue.........................................    $ 25,370      $ 15,810      $ 22,560      $ 20,068
             Income before income tax provision....................      11,667         1,256         6,212         3,818
             Net income............................................       7,262           781         3,833         2,340
             Comprehensive income..................................       7,315           773         3,851         1,666
             Basic net income per share............................        0.35          0.04          0.21          0.13
             Diluted net income per share..........................        0.35          0.04          0.21          0.13

        1997
             Total revenue.........................................    $ 21,437      $ 23,244      $ 23,395      $ 27,573
             Income before income tax provision....................      12,860        13,168        12,106        14,511
             Net income............................................       7,684         7,866         8,188         9,034
             Comprehensive income..................................       7,722         7,863         8,092         9,066
             Basic net income per share............................        0.35          0.36          0.38          0.41
             Diluted net income per share..........................        0.34          0.36          0.37          0.42

    During the third quarter of 1999, the Company sold its portfolio of United Kingdom loans and recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million.

    During the fourth quarter of 1999, the Company recorded charges related to the establishment of lease obligation reserves with respect to branches closed in the quarter. Additionally, the Company recorded a $1.6 million negative valuation adjustment related to the credit card portfolio (see Note 1).

 INDEPENDENT AUDITORS' REPORT
 ----------------------------







To the Board of Directors and Stockholders of First Alliance Corporation

We have audited the accompanying consolidated statements of financial condition of First Alliance Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Alliance Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Costa Mesa, California
January 25, 2000

                                     PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

   (a)  1.  Financial Statements:
              Consolidated Statements of Financial Condition:
                December 31, 1999 and 1998                                   F-1
              Consolidated Statements of Income: For each of
                The three years in the period Ended December 31, 1999        F-2
              Consolidated Statements of Comprehensive Income:
                For each of the three years in the period ended
                December 31, 1999                                            F-3
              Consolidated Statements of Stockholders' Equity:
                For each of the three years in the period ended
                December 31, 1999                                            F-4
              Consolidated Statements of Cash Flows:
                For each of the three years in the period ended
                December 31, 1999                                            F-5
              Notes to Consolidated Financial Statements:
                For each of the three years in the period ended
                December 31, 1999                                            F-7
              Independent Auditors' Report                                  F-24
         2.  Financial Statement Schedules:
              None Required
         3.  Exhibits


EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
  ---                               ----------------------

3.1      Amended Certificate of Incorporation of the Company
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2     Form of Pooling and Servicing Agreement (Incorporated by reference to
         Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company

EXHIBIT
  NO.                               DESCRIPTION OF EXHIBIT
  ---                               ----------------------

10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company
10.9     Chisick Employment Agreement (Incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to
         Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
21       Subsidiaries of the Registrant *
27       Financial Data Schedule *

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

Date:       March 13, 2000
        ---------------------
                                            FIRST ALLIANCE CORPORATION

                                       By:       /S/ BRIAN CHISICK
                                          --------------------------------------
                                                     Brian Chisick
                                                     Chairman and
                                                Chief Executive Officer

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

       SIGNATURE                              TITLE                                         DATE
       ---------                              -----                                         ----

/S/ BRIAN CHISICK              Chairman and Chief Executive Officer, Director           March 13, 2000
------------------------       PRINCIPAL EXECUTIVE OFFICER
    Brian Chisick


/S/ FRANCISCO NEBOT            President and Chief Financial Officer, Director          March 13, 2000
------------------------       PRINCIPAL ACCOUNTING OFFICER
    Francisco Nebot


/S/ JEFFREY W. SMITH           Executive Vice President and Chief Operating Officer,    March 13, 2000
------------------------       Director
    Jeffrey W. Smith


/S/ SARAH CHISICK              Director                                                 March 13, 2000
------------------------
    Sarah Chisick


/S/ MERRILL BUTLER             Director                                                 March 13, 2000
------------------------
    Merrill Butler


/S/ DONALD H. KASLE            Director                                                 March 13, 2000
------------------------
    Donald H. Kasle


/S/ DANIEL K. STEVENSON        Director                                                 March 13, 2000
------------------------
    Daniel K. Stevenson