Form 10-Q
period 2000-03-31
FIRST ALLIANCE CORP /DE/
filed 2000-05-15
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ---------    ---------

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

     As of March 31, 2000, the registrant had outstanding, net of treasury shares, 17,864,788 shares of Class A Common Stock.


================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statements of Net Assets Available for Liquidation
            (Unaudited) as of March 31, 2000 and December 31, 1999 ...........................    1

            Consolidated Statements of Income (Unaudited) for the quarters
            ended March 31, 2000 and 1999.....................................................    2

            Consolidated Statements of Comprehensive Income (Unaudited)
            for the quarters ended March 31, 2000 and 1999....................................    3

            Consolidated Statements of Cash Flows (Unaudited) for the quarters
            ended March 31, 2000 and 1999.....................................................    4

            Notes to Consolidated Financial Statements........................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ("MD&A")....................................................   10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........................   19


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings..................................................................  20

Item 2.     Changes in Securities..............................................................  21

Item 3.     Defaults Upon Senior Securities....................................................  21

Item 4.     Submission of Matters to a Vote of Security Holders................................  21

Item 5.     Other Information..................................................................  21

Item 6.     Exhibits and Reports on Form 8-K
                   a.       Exhibits...........................................................  22

                            Reports on Form 8-K................................................  23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                               FIRST ALLIANCE CORPORATION

                             CONSOLIDATED STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION

                                                 (DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                           (UNAUDITED)
ASSETS
     Cash and cash equivalents..................................................  $       9,320   $      14,496
     Restricted cash............................................................          3,309           3,238
     Receivable from trusts.....................................................          3,635           3,607
     Loans held for sale, net...................................................         80,917          19,782
     Loans receivable held for investment.......................................            714           1,521
     Residual interests in securities - at fair value...........................         44,763          48,222
     Mortgage servicing rights..................................................          7,562           8,673
     Property, net..............................................................          6,872           8,099
     Goodwill...................................................................              -           3,019
     Income taxes receivable....................................................          6,784               -
     Prepaid expenses and other assets..........................................          1,769           1,497
                                                                                  --------------  --------------
        Total assets............................................................  $     165,645   $     112,154
                                                                                  --------------  --------------

LIABILITIES
     Warehouse financing facilities.............................................  $      76,268   $      14,122
     Reserve for estimated costs during the period of liquidation...............          7,685               -
     Accrued contingent liabilities.............................................          8,111           7,535
     Accounts payable and accrued liabilities...................................          3,142           3,135
     Income taxes payable.......................................................              -           3,631
     Notes payable..............................................................          4,603           4,626
                                                                                  --------------  --------------
        Total liabilities.......................................................  $      99,809   $      33,049
                                                                                  --------------  --------------

NET ASSETS AVAILABLE FOR LIQUIDATION                                              $      65,836   $      79,105
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


                                               FIRST ALLIANCE CORPORATION

                                            CONSOLIDATED STATEMENTS OF INCOME

                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                           (UNAUDITED)
  REVENUE:
       Loan origination and sale................................................  $       1,312   $      14,064
       Interest.................................................................          3,169           4,442
       Loan servicing and other.................................................          1,121           1,111
                                                                                  --------------  --------------
         Total revenue..........................................................          5,602          19,617
                                                                                  --------------  --------------

  EXPENSE:
       Compensation and benefits................................................          5,877           5,201
       Advertising..............................................................          1,798           1,679
       Professional services and other fees ....................................            650             799
       Facilities and insurance.................................................            828             945
       Supplies.................................................................            385             400
       Depreciation and amortization............................................            433             484
       Interest.................................................................          1,840           3,555
       Legal....................................................................          2,762           2,267
       Travel and training......................................................            134             318
       Other....................................................................            202             570
       Liquidation costs........................................................          7,685               -
       Adjustment to liquidation basis..........................................          5,339               -
                                                                                  --------------  --------------
         Total expense..........................................................         27,933          16,218
                                                                                  --------------  --------------

  INCOME (LOSS) BEFORE INCOME TAX PROVISION.....................................        (22,331)          3,399

  INCOME TAX (BENEFITS) PROVISION...............................................         (7,816)          1,360
                                                                                  --------------  --------------

  NET (LOSS) INCOME.............................................................  $     (14,515)  $       2,039
                                                                                  ==============  ==============

  NET (LOSS) INCOME PER SHARE:
       Basic ...................................................................  $       (0.81)  $        0.11
                                                                                  ==============  ==============
       Diluted .................................................................  $       (0.81)  $        0.11
                                                                                  ==============  ==============

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       Basic ...................................................................     17,904,223      18,139,488
       Diluted .................................................................     18,011,988      18,177,191

                                     See notes to consolidated financial statements.


                                               FIRST ALLIANCE CORPORATION

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                 (DOLLARS IN THOUSANDS)

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                           (UNAUDITED)

  NET (LOSS) INCOME.............................................................  $     (14,515)  $       2,039

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
       Foreign currency translation adjustment net of income taxes of
        $582 for 1999...........................................................              -            (872)
                                                                                  --------------  --------------

  COMPREHENSIVE (LOSS) INCOME...................................................  $     (14,515)  $       1,167
                                                                                  ==============  ==============

                                     See notes to consolidated financial statements.


                                               FIRST ALLIANCE CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (DOLLARS IN THOUSANDS)

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                           (UNAUDITED)
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income............................................................  $     (14,515)  $       2,039
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Capitalized residual interests and mortgage servicing rights............              -          (4,465)
        Accretion of residual interest in securities............................         (1,492)         (1,071)
        Collection of residual interest in securities...........................          4,951           4,985
        Amortization of mortgage servicing rights...............................          1,111           1,714
        Amortization of debt issuance costs.....................................            574             679
        Amortization of goodwill................................................             79               -
        Depreciation and amortization ..........................................            354             484
        Recognition of deferred fees on loans receivable held for investment....              -            (462)
        Provision for loan losses...............................................             42             195
        Loss  on sales of real estate owned and property........................              -               6
        Reserve for estimated costs during the period of liquidation............          7,685               -
        Adjustment to liquidation basis.........................................          5,339               -
      Changes in assets and liabilities:
        Receivable from trusts..................................................            (28)            319
        Loans held for sale.....................................................        (61,565)         10,391
        Prepaid expenses and other assets.......................................            302             118
        Accounts payable and accrued liabilities................................           (329)          1,234
        Accrued contingent liabilities..........................................           (260)            707
        Income taxes receivable/payable.........................................        (10,415)            424
                                                                                  --------------  --------------
            Net cash (used in) provided by operating activities.................        (68,167)         17,297

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash deposited for restricted cash...........................................            (71)           (195)
   Capital expenditures.........................................................            (32)            (22)
   Collections on loans receivable held for investment..........................            305           6,286
   Proceeds from sales of loans receivable......................................            914               -
   Proceeds from sale of property...............................................              -              22
                                                                                  --------------  --------------
            Net cash provided by investing activities...........................          1,116           6,091

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (borrowings) repayments on warehouse financing facilities................         62,146         (22,309)
   Repayments to other borrowings...............................................              -          (6,545)
   Purchase of treasury stock...................................................           (248)              -
   Net (borrowings) repayments on notes payable.................................            (23)          3,693
                                                                                  --------------  --------------
            Net cash provided by (used in) financing activities.................         61,875         (25,161)

   Net effect of exchange rate changes on cash..................................              -             143
                                                                                  --------------  --------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS....................................         (5,176)         (1,630)
   CASH AND CASH EQUIVALENTS, beginning of period...............................         14,496          18,052
                                                                                  --------------  --------------
   CASH AND CASH EQUIVALENTS, end of period.....................................  $       9,320   $      16,422
                                                                                  ==============  ==============

                                     See notes to consolidated financial statements.


                                               FIRST ALLIANCE CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                 (DOLLARS IN THOUSANDS)

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                           (UNAUDITED)
   SUPPLEMENTAL INFORMATION:
   Interest paid................................................................  $       1,021   $       2,110
                                                                                  ==============  ==============
   Income taxes paid............................................................  $       2,604   $         935
                                                                                  ==============  ==============

   SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Transfer of loans held for sale to loans receivable held for investment......  $         430   $         219
                                                                                  ==============  ==============
   Transfer of loans held for investment to real estate owned...................  $           -   $          55
                                                                                  ==============  ==============
   Stock warrants issued as debt issuance costs.................................  $       1,494   $         515
                                                                                  ==============  ==============
   Components of Effect of Exchange Rate Changes on Cash:
        Receivable from trusts..................................................  $           -   $           3
        Loans receivable held for investment....................................              -           1,575
        Prepaid expenses and other assets.......................................              -              13
        Accounts payable and accrued liabilities................................              -             (30)
        Deferred tax liabilities................................................              -            (546)
        Accumulated other comprehensive income..................................              -            (872)
                                                                                  --------------  --------------
            Net effect of exchange rate changes on cash.........................  $           -   $         143
                                                                                  ==============  ==============

                                     See notes to consolidated financial statements.


                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999


NOTE 1.  GENERAL

      The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the Company), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000.

      The financial information provided herein, including the information under the heading Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filings on Forms 8-K and Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1999, together with the MD&A for such period.


BANKRUPTCY

      On March 23, 2000, the Company, along with several of its subsidiaries, filed for voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. The Company's filing is expected to facilitate the reorganization, marketing and sale and/or liquidation of the Company's remaining business and assets. The Company closed all of its loan origination operations, including its branches, and laid off over 350 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. The Company, however, will continue to sell and service non-conventional mortgage loans until its disposition according to its pending approval of the Company's reorganization/liquidation plan.


RESIGNATION OF ACCOUNTANTS

      On April 5, 2000, Deloitte & Touche LLP resigned as the Company's independent auditors. The audit report of Deloitte & Touche LLP on the financial statements for the two years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. Also, for the two years ended December 31, 1999 and 1998 and the subsequent interim period preceding such resignation, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.


DELISTING FROM NASDAQ

         The NASDAQ-Amex Market Group, a NASD Company, delisted the Company's common stock from the NASDAQ National Market as of the opening of business on April 20, 2000 due to (i) the uncertainty regarding the timing of effectiveness for a plan of bankruptcy reorganization; (ii) the uncertainty regarding the specific terms of the planned bankruptcy reorganization; (iii) the Company's failure to satisfy NASDAQ's continued listing requirements; (iv) concerns regarding the residual equity interest of the existing listed securities holders; and (v) the Company's March 23, 2000 filing under Chapter 11 of the U.S. Bankruptcy Code and associated public interest concepts set forth under Marketplace Rules 4450(f) and 4430(a)(3).

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of the March 23, 2000 Bankruptcy Filing, trading in the Company's common stock was suspended until April 20, 2000, when the NASDAQ-Amex Market Group officially delisted the Company, as mentioned above. The Company has applied to reinstate trading of its stock on the over-the-counter market. The Company expects the application to be completed shortly, but no assurance is given that this process will be successful or will be completed within the expected time. At the time of the Bankruptcy Filing, the Company's outstanding shares of common stock totaled 17,864,788 shares.


SECURITIZATION

      As a result of the foregoing events, the Company was unable to execute its scheduled $85 million securitization, which consequently prevented the Company from recording a gain on sale and recognizing net deferred origination fees associated with the earmarked loans. The Company's balance of unrecognized net deferred origination fees as of March 31, 2000 was approximately $6.9 million.


DEFAULTS

      Several of the Company's agreements, including the Company's pooling and servicing agreement, and warehouse financing facility agreement are arguably in default, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2) (see "Risk Factors" below for further discussion).


STOCK REPURCHASE PROGRAM

      In April 1997 the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Class A Common Stock. The Company repurchased approximately 85,000 shares during the current quarter, which increased total treasury shares to approximately 4.3 million shares as of March 31, 2000.


HEDGING ACTIVITIES

      Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are recognized in earnings. A loss of $25,000 was recognized on hedging activities for the quarter ended March 31, 2000, as compared to a gain of $630,000 for the corresponding period in 1999. The notional amount of forward sales of United States Treasury Securities was $24 million at March 31, 2000.


FINANCIAL STATEMENT PRESENTATION

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. The Company recorded an estimate of liquidation expenses to be incurred of approximately $7.7 million using certain assumptions, including assumptions as to the timing of asset disposition. In addition, liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, the Company recorded a negative valuation adjustment of approximately $5.3 million to the cost basis of certain assets and liabilities.

      The Company has submitted a request to the Securities and Exchange Commission to modify the Company's reporting requirements under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. If the request is granted, the Company will file a Form 8-K on a monthly basis and attach the monthly operating reports as required by the United States Bankruptcy Court instead of Forms 10-Q and 10-K.


NET (LOSS) INCOME PER SHARE

      A reconciliation of the numerators and denominators used in basic and diluted net (loss) income per share are as follows for the quarters ended March 31:

                                                                                       2000           1999
                                                                                  --------------  --------------

  Net (loss) income:  Basic and diluted (dollars in thousands)..................  $     (14,515)  $       2,039
                                                                                  ==============  ==============

  Weighted average number of common shares
     Basic......................................................................     17,904,223      18,139,488
     Effect of dilutive securities - stock options..............................        107,765          37,703
                                                                                  --------------  --------------
     Diluted....................................................................     18,011,988      18,177,191
                                                                                  ==============  ==============

  Net (loss) income per share
     Basic......................................................................  $       (0.81)  $        0.11
     Effect of dilutive securities - stock options..............................              -               -
                                                                                  --------------  --------------
     Diluted....................................................................  $       (0.81)  $        0.11
                                                                                  ==============  ==============


RISK FACTORS

      On March 23, 2000, the Company and several of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California.

      The Company's filing is expected to facilitate the liquidation of a portion of the Company's assets and allow for the possible sale of the Company's remaining business and assets and operation of those assets pending any such sale. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over the assets of the Company. As a debtor in possession, the Company remains in control of its assets and is authorized to operate its business, subject to the supervision of the Bankruptcy Court.

      No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. In addition, although the Company has begun the process of formulating a plan of reorganization/liquidation to be submitted eventually to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm the Company's plan of reorganization/liquidation or that the Company will remain in control of its assets throughout the pendency of the Company's bankruptcy case.

      The fact that the Company filed a voluntary bankruptcy petition may affect the Company's ability to maintain certain present business arrangements and may also affect the Company's ability to successfully negotiate future business arrangements. Among the relationships that may be materially affected by the Company's commencement of a bankruptcy case is the Company's relationship with its warehouse financing facility lender and the Company's relationships with other suppliers of goods and services vital to the Company's financing and business operations. Finally, the termination of new loan originations will adversely affect business operations and the financial condition and results of operations of the Company.

      It is management's intention to market for sale all of the assets of the Company, including the Company's approximately $900 million loan servicing portfolio. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Statement of Net Assets. Obtaining proceeds of less than the value stated on the Company's Statement of Net Assets may have a material adverse effect on the Company's results of operations and financial condition.

         This Bankruptcy Filing has arguably triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. An event of default under the pooling and servicing agreements could result in the certificate insurer removing the Company as the loan servicing agent for the trust. Although the certificate insurer has not exercised its rights available under the agreements, there is no assurance that such insurer will continue to allow the Company to act as the servicing agent or that the insurer can be made to adhere to the present arrangement through the bankruptcy process. The Company's removal as the servicing agent would have a material adverse effect on the Company's results of operations and financial condition.

      The Bankruptcy Filing has also arguably created an event of default under the Company's warehouse financing facility, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility. This may force the Company to accelerate the sale of its loans which secure the facility at a price less favorable than otherwise obtained, thereby having a material adverse effect on the Company's results of operations and financial condition.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity funded the affinity credit card balance and paid the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company is currently disputing the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. The parties are currently finalizing a settlement of this dispute. The Company's restricted cash balance, which it is required to maintain for the purpose of reserving for credit card losses, totaled approximately $2.7 million at March 31, 2000.

      In addition to being a party to various legal proceedings arising out of the ordinary course of business, the Company has also been involved with several lawsuits which have targeted its lending practices (see Part II., Item 1. Legal Proceedings). Any substantial judgment against the Company in connection therewith may have a material adverse effect on the Company's results of operations and financial condition.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


GENERAL

OVERVIEW

      The Company was a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consisted of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originated loans from its retail branch network, Loan by Mail division and Cost Security Mortgage, a company which it purchased during 1999. The Company also purchased loans from qualified mortgage originators. The Company would then sell such loans to wholesale purchasers or securitize them in a trust. A significant portion of the Company's loan production was securitized with the Company retaining the right to service the loans.

      On March 23, 2000, the Company, along with several of its subsidiaries, filed for voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's filing is expected to facilitate the liquidation of the Company's remaining business and assets, and operation of those assets pending any such sale. The Company closed all of its loan origination operations, including its branches, and laid off over 350 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. The Company, however, will continue to sell and service non-conventional mortgage loans until its disposition according to the liquidation plan.

      As a result of the Bankruptcy Filing and management's intention to liquidate the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. The Company recorded an estimate of liquidation expenses to be incurred of approximately $7.7 million using certain assumptions, including assumptions as to the timing of asset disposition. In addition, liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, the Company recorded a negative valuation adjustment of approximately $5.3 million to the cost basis of certain assets and liabilities.


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

      Loan servicing and other fee income represent management servicing fees and other ancillary fees, including prepayment penalties received from servicing loans and income generated from the Company's credit card operations, which was discontinued in late 1998. Mortgage servicing rights are amortized against loan servicing and other fee income over the period of estimated net future servicing fee income.

      Interest and other income is primarily comprised of three components: (i) interest on loans held for sale during the warehousing period and loans receivable held for investment, (ii) interest on residual interests, and (iii) interest from investments.

      As a fundamental part of its business and financing strategy, the Company securitized the majority of its loans. In a typical securitization, the Company sells loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issues interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities are used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retains a residual interest in the trust.


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

      As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of March 31, 2000, the Company's investment in residual interest totaled $44.8 million.


      MORTGAGE SERVICING RIGHTS

      Upon securitization or sale of servicing retained loans, the Company capitalizes the cost associated with the right to service mortgage loans based on a fair value analysis of the mortgage servicing rights. The Company determines the fair value of mortgage servicing rights based on the present value of estimated net future cash flows related to servicing income. Such cash flow projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis by loan type. As of March 31, 2000, mortgage servicing rights totaled $7.6 million.

      Gains on servicing released whole loan sales equal the difference between the net proceeds to the Company from the sale and the loans acquisition cost (for purchased loans) or net carrying value (for originated loans). The net carrying value of originated loans is equal to the principal balance less net deferred origination fees.

RECENT DEVELOPMENTS

      On March 23, 2000, the Company, along with several of its subsidiaries, filed for voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. The Company's filing is expected to facilitate the marketing and sale of the Company's remaining business and assets and the operation and reorganization of such assets pending any such sale. The Company closed all of its loan origination operations, including its branches, and laid off over 350 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. The Company, however, will continue to sell and service non-conventional mortgage loans until its disposition according to its pending approval of the Company's reorganization/liquidation plan.

      On April 5, 2000, Deloitte & Touche LLP resigned as the Company's independent auditors. The audit report of Deloitte & Touche LLP on the financial statements for the two years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. Also, for the two years ended December 31, 1999 and 1998 and the subsequent interim period preceding such resignation, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

      The NASDAQ-Amex Market Group, a NASD Company, delisted the Company's common stock from the NASDAQ National Market as of the opening of business on April 20, 2000 due to (i) the uncertainty regarding the timing of effectiveness for a plan of bankruptcy reorganization; (ii) the uncertainty regarding the specific terms of the planned bankruptcy reorganization; (iii) the Company's failure to satisfy NASDAQ's continued listing requirements; (iv) concerns regarding the residual equity interest of the existing listed securities holders; and (v) the Company's March 23, 2000 filing under Chapter 11 of the U.S. Bankruptcy Code and associated public interest concepts set forth under Marketplace Rules 4450(f) and 4430(a)(3).

      As of the March 23, 2000 Bankruptcy Filing, trading in the Company's common stock was suspended until April 20, 2000, when the NASDAQ-Amex Market Group officially delisted the Company, as mentioned above. The Company has applied to reinstate trading of its stock on the over-the-counter market. The Company expects the application to be completed shortly, but no assurance is given that this process will be successful or will be completed within the expected time. At the time of the Bankruptcy Filing, the Company's outstanding shares of common stock totaled 17,864,788 shares.

LOAN ORIGINATIONS AND PURCHASES

      The following table summarizes loan origination and purchase activity for the periods indicated:

                                                                                      AT OR FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                       (Dollars in thousands)


Loan originations and purchases:
      Retail originations.......................................................  $      69,510   $      87,328
      Coast Security Mortgage...................................................         16,548               -
      Loan by Mail..............................................................          5,257               -
      Wholesale purchases.......................................................            563           3,667
                                                                                  --------------  --------------
           Total................................................................  $      91,878   $      90,995
                                                                                  ==============  ==============

Number of retail branches as of the end of the period:
      United States:
           California...........................................................              -               8
           Other states.........................................................              -              24
      United Kingdom............................................................              -               -
                                                                                  --------------  --------------
           Total................................................................              -              32
                                                                                  ==============  ==============

Weighted average initial interest rate..........................................            9.8%            9.2%
Weighted average initial combined loan-to-value ratio...........................           69.8%           64.6%
Average retail origination loan size............................................  $         121   $          94

      Loan originations and purchases increased $0.9 million or one percent for the quarter, as compared to the corresponding prior year period. This increase is primarily attributable to volume generated from Coast Security Mortgage, a subsidiary purchased by the Company during the third quarter of 1999 and through the Company's Loan by Mail division, offset by a decrease in retail originations.


LOAN SALES

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                       (Dollars in thousands)

 Securitizations................................................................  $           -   $     115,001
 Whole loan sales...............................................................         24,544          12,579
                                                                                  --------------  --------------
       Total....................................................................  $      24,544   $     127,580
                                                                                  ==============  ==============

      Loan sales decreased $103 million or 81% during the quarter as compared to the corresponding prior year period primarily due to the Company's failure to execute a scheduled securitization of approximately $85 million.

COMPOSITION OF REVENUE AND EXPENSE

      The following table summarizes certain components of the Company's consolidated statements of income set forth as a percentage of total revenue for the periods indicated:

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------

REVENUE:
    Loan origination and sale:
       Gain on sale of loans....................................................           0.1 %          20.1 %
       Net loan origination and other fees......................................          23.3            51.6
    Interest....................................................................          56.6            22.6
    Loan servicing and other ...................................................          20.0             5.7
                                                                                  --------------  --------------
       Total revenue............................................................         100.0           100.0
                                                                                  --------------  --------------
EXPENSE:
    Compensation and benefits...................................................         104.9            26.5
    Advertising.................................................................          32.1             8.6
    Professional services and other fees .......................................          11.6             4.1
    Facilities and insurance....................................................          14.8             4.8
    Supplies....................................................................           6.9             2.0
    Depreciation and amortization...............................................           7.7             2.5
    Interest....................................................................          32.8            18.1
    Legal.......................................................................          49.3            11.6
    Travel and training.........................................................           2.4             1.6
    Other.......................................................................           3.6             2.9
    Liquidation costs...........................................................         137.2               -
    Adjustment to liquidation basis.............................................          95.3               -
                                                                                  --------------  --------------
       Total expense............................................................         498.6            82.7
                                                                                  --------------  --------------
    Income before income tax provision..........................................        (398.6)           17.3
Income tax provision............................................................        (139.5)            6.9
                                                                                  --------------  --------------
Net income......................................................................        (259.1)%          10.4 %
                                                                                  ==============  ==============


RESULTS OF OPERATIONS

REVENUE

      The following table sets forth the components of the Company's revenue for the periods indicated:

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                      (Dollars in thousands)

     Loan origination and sale:
        Gain on sale of loans (1)...............................................  $           5   $       3,947
        Net loan origination and other fees.....................................          1,307          10,117
     Interest...................................................................          3,169           4,442
     Loan servicing and other...................................................          1,121           1,111
                                                                                  --------------  --------------
        Total revenue...........................................................  $       5,602   $      19,617
                                                                                  ==============  ==============

(1)      Excluding net loan origination and other fees.

     Total revenues decreased 71% or $14.0 million for the quarter ended March 31, 2000 as compared to the corresponding prior year period. This decrease is primarily due to lower loan origination and sale revenue combined with lower interest revenue.

     Loan origination and sale revenue decreased 91% or $12.8 million during the quarter ended March 31, 2000 when compared to the prior year quarter. This decrease is related to the Company's failure to execute a scheduled $85 million securitization during the current quarter, which consequently resulted in an absence of a gain on sale and prevented the Company from recognizing net deferred origination fees from the loans. The Company's balance of unrecognized net deferred origination fees totaled approximately $6.9 million at March 31, 2000.

     Interest revenue decreased 29% or $1.3 million during the current year quarter. This decrease is primarily attributable to a $1.4 million decrease in interest from the Company's United Kingdom portfolio, which was sold in July 1999 and a $0.3 million decrease in interest derived from investments, partially offset by a $0.4 million increase in interest from residual certificates. The increase in interest from residual certificates is a result of lower prepayments experienced during the current quarter when compared to the prior year quarter.

     Although prepayment penalty income related to loan servicing and revenue generated from the Company's credit card program decreased during the current quarter, loan servicing and other revenues remained consistent with that of the prior year quarter. The decrease in prepayment penalty income of $0.6 million and credit card revenue of $0.2 million was offset by a $0.6 million decrease in amortization of mortgage servicing rights and a $0.3 million decrease in reserves for servicing advances. Both the decrease in prepayment penalties and amortization of mortgage servicing rights resulted from a reduction in loans paid off during the current quarter, when compared to the prior year quarter. The decrease in revenue generated from the Company's credit card program was due to its discontinuation in December 1998 and lower average credit card balances during the current quarter.


EXPENSE

      The following table sets forth the components of the Company's expense for the periods indicated:

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                      (Dollars in thousands)

 EXPENSE
     Compensation and benefits..................................................  $       5,877   $       5,201
     Advertising................................................................          1,798           1,679
     Professional services and other fees ......................................            650             799
     Facilities and insurance...................................................            828             945
     Supplies...................................................................            385             400
     Depreciation and amortization..............................................            433             484
     Interest...................................................................          1,840           3,555
     Legal......................................................................          2,762           2,267
     Travel and training........................................................            134             318
     Other......................................................................            202             570
     Liquidation costs..........................................................          7,685               -
     Adjustment to liquidation basis............................................          5,339               -
                                                                                  --------------  --------------
        Total expense...........................................................  $      27,933   $      16,218
                                                                                  ==============  ==============

      Total expenses increased 72% or $11.7 million during the three months ended March 31, 2000 when compared to the prior year quarter. This increase is primarily due to two non-recurring charges, totaling $13.0 million, as a consequence of the Company's Bankruptcy Filing: (i) liquidation costs, and (ii) adjustment to liquidation basis. Additionally, compensation and benefits increased by $0.7 million, while legal expenses increased by $0.5 million. Such increases were partially offset by a $1.7 million decrease in interest expense and a general overall decrease of $0.8 million related to professional services and other fees, facilities and insurance, travel and training, and other expenses.

      As a result of management's intention to market for sale and eventually liquidate the assets of the Company through the Company's Chapter 11 bankruptcy case, the Company is required to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company recorded an estimate for "liquidation costs" to be incurred of approximately $7.7 million using certain assumptions, including assumptions as to the timing of asset disposition. Additionally, the Company is required to value its assets at their estimated net realizable amounts and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, the Company recorded a negative valuation adjustment to the cost basis of certain assets and liabilities of approximately $5.3 million as "adjustment to liquidation basis." Such adjustment represents (i) an approximately $2.9 million write-off of goodwill, (ii) a $1.2 million adjustment to the Company's other assets, including furniture, fixtures, and equipment, to reflect their net realizable value, and (iii) an increase of approximately $1.2 million related to estimated amounts to be paid related to the Company's liabilities.

      The $0.7 million increase in compensation and benefits during the current quarter is due to severance pay-outs in connection with employee terminations, while the $0.5 million increase in legal is attributable to the Company's ongoing legal matters (See Part II, Item 1. Legal Proceedings for a discussion of the legal matters).

      The $1.7 million decrease in interest expense is primarily due to a $1.5 million decrease in interest from the Company's secured term loan facility related to its United Kingdom loan portfolio, which was repaid in full in conjunction with the loan sale in July 1999. In addition, interest expense related to the Company's credit card operation and debt issuance costs associated with the Company's warehouse financing facility, together decreased by $0.2 million during the quarter.

      The decrease of $0.8 million related to professional services and other fees, facilities and insurance, travel and training, and other expenses is primarily a result of the Company's overall cost reduction strategy.

INCOME TAXES

      The Company's estimated tax rate for the quarters ended March 31, 2000 and 1999 was 35.0% and 40.0%, respectively.

SERVICING

      The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

UNITED STATES                                                                  AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 2000            DECEMBER 31, 1999             MARCH 31, 1999
                                         --------------------------- --------------------------- ---------------------------
                                                           % OF                        % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          thousands)    PORTFOLIO     Thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing Portfolio..................... $    901,999                $    892,327                $    810,242
                                         =============               =============               =============
30-59 days delinquent................... $      7,921          0.9%  $      5,889          0.7%  $      6,481          0.8%
60-89 days delinquent...................        7,328          0.8          3,320          0.4          6,044          0.7
90 days or more delinquent..............       22,245          2.5         21,699          2.4         19,824          2.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $     37,494          4.2%  $     30,908          3.5%  $     32,349          4.0%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $      1,568          0.2%  $      1,141          0.1%  $      1,458          0.2%
                                         ============= ============= ============= ============= ============= =============

UNITED KINGDOM                                                                 AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 2000            DECEMBER 31, 1999             MARCH 31, 1999
                                         --------------------------- --------------------------- ---------------------------
                                                           % OF                        % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          Thousands)    PORTFOLIO     Thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing Portfolio..................... $          -                $          -                $     55,636
                                         =============               =============               =============
30-59 days delinquent...................            -             %             -             %  $      2,886          5.2%
60-89 days delinquent...................            -                           -                       2,634          4.7
90 days or more delinquent..............            -                           -                       5,256          9.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $          -             %  $          -             %  $     10,776         19.4%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $          -             %  $          -             %  $          -          0.0%
                                         ============= ============= ============= ============= ============= =============

COMBINED                                                                       AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 2000            DECEMBER 31, 1999             MARCH 31, 1999
                                         --------------------------- --------------------------- ---------------------------
                                                           % OF                        % OF                        % OF
                                         (Dollars in    SERVICING    (Dollars in    SERVICING    (Dollars in    SERVICING
                                          thousands)    PORTFOLIO     thousands)    PORTFOLIO     thousands)    PORTFOLIO
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing Portfolio..................... $    901,999                $    892,327                $    865,878
                                         =============               =============               =============
30-59 days delinquent................... $      7,921          0.9%  $      5,889          0.7%  $      9,367          1.1%
60-89 days delinquent...................        7,328          0.8          3,320          0.4          8,678          1.0
90 days or more delinquent..............       22,245          2.5         21,699          2.4         25,080          2.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
     Total delinquencies................ $     37,494          4.2%  $     30,908          3.5%  $     43,125          5.0%
                                         ============= ============= ============= ============= ============= =============
REO (1)................................. $      1,568          0.2%  $      1,141          0.1%  $      1,458          0.2%
                                         ============= ============= ============= ============= ============= =============

                                                                                         FOR THE QUARTERS
                                                                                          ENDED MARCH 31,
                                                                                  ------------------------------
                                                                                       2000           1999
                                                                                  --------------  --------------
                                                                                      (Dollars in thousands)

Average servicing portfolio (2).................................................  $     897,163   $     865,771
Net losses (3)..................................................................  $         128   $         373
Percentage of average servicing portfolio - annualized..........................           0.06%           0.17%

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. As a result of the Bankruptcy Filing and the closure of the Company's loan origination operations, the Company has lost a significant source of cash flow which it generated through its loan origination fees. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes.

      In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale all of the Company's assets, including the Company's approximately $900 million loan servicing portfolio. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay the unsecured creditors with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations.

      This Bankruptcy Filing has also arguably triggered an event of default under various agreements entered into by the Company, including the Company's pooling and servicing agreements, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). An event of default under the pooling and servicing agreements can result in the certificate insurer removing the Company as the loan servicing agent for the trust. If this right is exercised by the certificate insurer, the Company would lose a significant amount of revenue which it currently generates from its loan servicing operations, thereby having a material adverse effect on the Company's results of operations and financial condition. In addition, the Company would also suffer a significant reduction of value related to its mortgage servicing rights, which carry a stated value of $7.6 million as of March 31, 2000. Although the certificate insurer has not exercised its rights available under the agreement, there is no assurance that it will continue to allow the Company to act as the servicing agent or that the insurer can be made to adhere to the present arrangement through the bankruptcy process. The Company's removal as the servicing agent would have a material adverse effect on the Company's results of operations and financial condition.

      The Bankruptcy Filing has also arguably created an event of default under the Company's warehouse financing facility, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility. This may force the Company to accelerate the sale of its loans, which secure the facility, at a price less favorable than might otherwise be obtained, thereby having a material adverse effect on the Company's results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management expects to completely liquidate the assets of the Company within twelve months. No assurance, however, can be given that the Company will be able to completely liquidate its assets within the time expected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. The Company has not yet been served with this action.

      In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing.

      In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian and Sarah Chisick in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing.

      In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing.

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

      In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Class A Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action was in the discovery stage prior to the Company's Bankruptcy Filing.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. The agreement also stipulates that following termination of the program by Fidelity, the Company is obligated to purchase the outstanding balance on the credit cards. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. The parties were discussing a settlement of this dispute prior to the Company's Bankruptcy Filing.

      The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

      As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 U.S.C. ss.362(a).


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
  ---                        ----------------------

3.1     Amended Certificate of Incorporation of the Company
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.1 Warehouse Financing Facility dated October 29, 1993 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.2    Form of Pooling and Servicing Agreement (Incorporated by reference to
        Exhibit 10.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File
        No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
  ---                        ----------------------

10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
27      Financial Data Schedule*
----------------
* Filed herewith.


      (b) Reports on Form 8-K:
              (1) A current report on Form 8-K was filed on March 28, 2000 by
                  First Alliance Corporation. Under Item 3. "Bankruptcy or Receivership," First Alliance reported that it had filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
              (2) A current report on Form 8-K was filed on April 11, 2000 by
                  First Alliance Corporation. Under Item 4. "Change in Registrant's Certifying Accountants," First Alliance reported that Deloitte & Touche LLP had resigned as the Company's independent auditors.
              (3) A current report on Form 8-K was filed on April 17, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance reported that its common stock had been delisted from the NASDAQ National Market System.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FIRST ALLIANCE CORPORATION
                                                     REGISTRANT


Date:  May 15, 2000                              /s/  BRIAN CHISICK
     ------------------                  ---------------------------------------
                                                      Brian Chisick
                                          Chairman and Chief Executive Officer



Date:  May 15, 2000                            /s/  FRANCISCO NEBOT
     ------------------                  ---------------------------------------
                                                    Francisco Nebot
                                         President and Chief Financial Officer
                                              Principal Financial Officer