Form 10-Q
period 2000-06-30
FIRST ALLIANCE CORP /DE/
filed 2000-10-26
CIK 1029321

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (MARK ONE)
           [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from_________ to _________

                         COMMISSION FILE NUMBER 0-28706
                                                -------

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                            33-0721183
       -------------------------------          ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of October 24, 2000, the registrant had outstanding, net of treasury shares, 17,864,788 shares of Class A Common Stock.

================================================================================

                           FIRST ALLIANCE CORPORATION

                                      INDEX

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Net Assets Available for Liquidation
         (Unaudited) as of June 30, 2000....................................  1

         Consolidated Statement of Financial Condition as of
         December 31, 1999..................................................  2

         Consolidated Statement of Change in Net Assets (Unaudited)
         for the period of April 1, 2000 to June 30, 2000...................  3

         Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 1999.................................  4

         Consolidated Statements of Comprehensive Income (Unaudited)
         for the three and six months ended June 30, 1999...................  5

         Consolidated Statement of Cash Flows (Unaudited) for the
         six months ended June 30, 1999.....................................  6

         Notes to Consolidated Financial Statements.........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")..................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 19

Item 2.  Changes in Securities.............................................. 20

Item 3.  Defaults Upon Senior Securities.................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders................ 20

Item 5.  Other Information.................................................. 20

Item 6.  Exhibits and Reports on Form 8-K

                a. Exhibits................................................. 21

                b. Reports on Form 8-K...................................... 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION

         CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                             (DOLLARS IN THOUSANDS)


                                                                   JUNE 30, 2000
                                                                   -------------
                                                                    (UNAUDITED)
ASSETS
     Cash and cash equivalents.....................................  $   14,443
     Restricted cash...............................................       4,104
     Receivable from trusts........................................       3,865
     Loans held for sale, net......................................      71,906
     Loans receivable held for investment..........................         530
     Residual interests in securities - at fair value..............      42,046
     Mortgage servicing rights.....................................       6,643
     Property, net.................................................       6,561
     Deferred taxes................................................       4,981
     Prepaid expenses and other assets.............................       2,870
                                                                   -------------
        Total assets...............................................  $  157,949
                                                                   -------------

LIABILITIES
     Warehouse financing facilities................................  $   68,763
     Reserve for estimated costs during the period of
        liquidation................................................      13,917
     Accrued contingent liabilities................................       7,588
     Accounts payable and accrued liabilities......................       5,196
     Income taxes payable..........................................       2,757
     Notes payable.................................................       4,580
                                                                   -------------
        Total liabilities..........................................  $  102,801
                                                                   -------------

NET ASSETS AVAILABLE FOR LIQUIDATION                                 $   55,148
                                                                   ============

                See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   DECEMBER 31,
                                                                       1999
                                                                  --------------
                                     ASSETS
Cash and cash equivalents......................................       $  14,496
Restricted cash................................................           3,238
Receivable from trusts.........................................           3,607
Loans held for sale, net.......................................          19,782
Loans receivable held for investment
    (net of allowance of $263).................................           1,521
Residual interests in securities - at fair value...............          48,222
Mortgage servicing rights......................................           8,673
Property, net..................................................           8,099
Goodwill (net of accumulated amortization of $157).............           3,019
Prepaid expenses and other assets..............................           1,497
                                                                  --------------
    Total assets...............................................       $ 112,154
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility...................................       $  14,122
Accrued contingent liabilities.................................           7,535
Accounts payable and accrued liabilities.......................           3,135
Income taxes payable...........................................           3,631
Notes payable..................................................           4,626
                                                                  --------------
    Total liabilities..........................................          33,049
                                                                  --------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized:
    no shares outstanding......................................
Class A Common Stock, $0.01 par value; 75,000,000 shares authorized;
    shares issued and outstanding: 22,186,288..................             223
Additional paid in capital.....................................          65,813
Retained earnings..............................................          65,154
Treasury stock - at cost: 4,237,000 shares.....................         (52,085)
                                                                  --------------
    Total stockholders' equity.................................          79,105
                                                                  --------------
    Total liabilities and stockholders' equity.................       $ 112,154
                                                                  ==============

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
                 CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                FOR THE PERIOD OF APRIL 1, 2000 TO JUNE 30, 2000

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NET ASSETS AS OF APRIL 1, 2000.....................................    $ 65,836
                                                                      ==========

REVENUE:
     Loan origination and sale.....................................         721
     Interest......................................................       3,771
     Loan servicing and other......................................       1,491
                                                                      ----------
       Total revenue...............................................       5,983
                                                                      ----------

EXPENSE:
     Compensation and benefits.....................................       2,319
     Advertising...................................................        (111)
     Professional services and other fees .........................         460
     Facilities and insurance......................................         488
     Supplies......................................................          14
     Depreciation and amortization.................................         180
     Interest......................................................       2,158
     Legal.........................................................       1,014
     Travel and training...........................................           2
     Liquidation costs.............................................       6,232
     Adjustment to liquidation basis...............................        (661)
     Other.........................................................           3
                                                                      ----------
       Total expense...............................................      12,098
                                                                      ----------

(LOSS) BEFORE INCOME TAX PROVISION.................................      (6,115)

INCOME TAX PROVISION...............................................      (4,573)
                                                                      ----------

NET CHANGE.........................................................     (10,688)
                                                                      ==========

NET ASSETS AS OF JUNE 30, 2000.....................................    $ 55,148
                                                                      ==========

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                                         1999                  1999
                                                                 --------------------   ------------------
                                                                                 (UNAUDITED)

REVENUE:
       Loan origination and sale................................  $           10,895     $         24,956
       Interest.................................................               3,728                8,170
       Loan servicing and other.................................               1,832                2,947
                                                                 --------------------   ------------------
         Total revenue..........................................              16,455               36,073
                                                                 --------------------   ------------------

EXPENSE:
       Compensation and benefits................................               5,530               10,731
       Advertising..............................................               2,092                3,771
       Professional services and other fees ....................                 570                1,369
       Facilities and insurance.................................               1,021                1,967
       Supplies.................................................                 413                  813
       Depreciation and amortization............................                 470                  954
       Interest.................................................               3,321                6,876
       Legal....................................................               1,445                3,712
       Travel and training......................................                 344                  662
       Other....................................................                 277                  846
                                                                 --------------------   ------------------
         Total expense..........................................              15,483               31,701
                                                                 --------------------   ------------------

INCOME BEFORE INCOME TAX PROVISION..............................                 972                4,372

INCOME TAX PROVISION............................................                (389)              (1,749)
                                                                 --------------------   ------------------

NET INCOME......................................................  $              583     $          2,623
                                                                 ====================   ==================

NET INCOME PER SHARE:
       Basic....................................................  $             0.03     $           0.14
                                                                 ====================   ==================
       Diluted .................................................  $             0.03     $           0.14
                                                                 ====================   ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       Basic....................................................          18,139,488           18,139,488
       Diluted .................................................          18,152,679           18,164,935

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)

                                                                 FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,        ENDED JUNE 30,
                                                                         1999                  1999
                                                                 --------------------   ------------------
                                                                                 (UNAUDITED)

NET INCOME......................................................  $              583     $          2,623

OTHER COMPREHENSIVE INCOME, NET OF TAX:
       Foreign currency translation adjustment net of income taxes of $259 and $840 for the three and six months ended
       June 30, 1999, respectively................................              (388)              (1,260)
                                                                 --------------------   ------------------

COMPREHENSIVE INCOME............................................  $              195     $          1,363
                                                                 ====================   ==================

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                                     1999
                                                              ------------------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................  $          2,623
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
     Capitalized residual interests and mortgage
         servicing rights....................................            (7,695)
     Accretion of residual interest in securities............            (2,126)
     Collection of residual interest in securities...........            10,022
     Amortization of mortgage servicing rights...............             3,306
     Amortization of debt issuance costs.....................             1,358
     Depreciation and amortization ..........................               954
     Recognition of deferred fees on loans receivable
         held for investment.................................              (797)
     Provision for loan losses...............................               313
     Loss on sales of real estate owned and property.........                66
   Changes in assets and liabilities:
     Receivable from trusts..................................               967
     Loans held for sale.....................................             7,701
     Prepaid expenses and other assets.......................               400
     Accounts payable and accrued liabilities................             3,787
     Deferred taxes/income taxes payable.....................            (4,391)
                                                              ------------------
         Net cash provided by operating activities...........            16,488
                                                              ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash...........................              (684)
Capital expenditures.........................................               (56)
Collections on loans receivable held for investment..........            13,340
Proceeds from sale of property...............................                22
                                                              ------------------
         Net cash provided by investing activities...........            12,622
                                                              ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse
financing facilities.........................................           (22,751)
Repayments to other borrowings...............................            (6,545)
Net borrowings (repayments) on notes payable.................             3,670
                                                              ------------------
         Net cash (used in) financing activities.............           (25,626)
                                                              ------------------

Net effect of exchange rate changes on cash..................               425
                                                              ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................             3,909
CASH AND CASH EQUIVALENTS, beginning of period...............            18,052
                                                              ------------------
CASH AND CASH EQUIVALENTS, end of period.....................  $         21,961
                                                              ==================

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                             (DOLLARS IN THOUSANDS)


                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                                     1999
                                                              ------------------
                                                                  (UNAUDITED)
SUPPLEMENTAL INFORMATION:
Interest paid................................................  $          3,509
                                                              ==================
Income taxes paid............................................  $          6,139
                                                              ==================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans
    receivable held for investment...........................  $            219
                                                              ==================
Transfer of loans held for investment to real estate owned...  $             55
                                                              ==================
Stock warrants issued as debt issuance costs.................  $            515
                                                              ==================

Components of Effect of Exchange Rate Changes on Cash:
     Receivable from trusts..................................  $              3
     Loans receivable held for investment....................             2,482
     Property................................................                (2)
     Prepaid expenses and other assets.......................                22
     Accounts payable and accrued liabilities................               (56)
     Deferred taxes/income taxes payable.....................              (764)
     Accumulated other comprehensive income..................            (1,260)
                                                              ------------------
         Net effect of exchange rate changes on cash.........  $            425
                                                              ==================

                See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NOTE 1.  GENERAL

      The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial statements have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation.

FINANCIAL STATEMENT PRESENTATION

      On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. The Company's filing is expected to facilitate the reorganization, marketing, sale and liquidation of the Company's remaining business and assets. The Company has closed all of its loan origination operations, including its branches, and laid off over 350 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. For financial statement presentation purposes only, March 31, 2000 will be considered the effective date of the Bankruptcy Filing.

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, on March 31, 2000, the Company recorded an estimate of liquidation expenses to be incurred during the liquidation period of approximately $7.7 million. The Company arrived at this estimate using certain assumptions, including assumption as the timing of asset disposition. In June 2000, the Company reevaluated its original assumptions based on a better assessment of the bankruptcy process and the timing of the liquidating plan of reorganization. Based on this analysis, the Company estimated an additional $10.5 million of expenses needed to be accrued. The additional expense resulting from the June reassessment is primarily attributable to a longer than anticipated liquidation process resulting in higher compensation and operating expenses, and greater legal and professional services expense than originally expected. There is no assurance, however, that actual liquidation expense will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected. Management expects the liquidation process to continue for approximately twelve months. No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

      In addition, liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, on March 31, 2000 the Company recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $5.3 million. During the three months ended June 30, 2000, the Company managed to settle certain lease obligations with its landlords, which reduced the Company's original estimates and resulted in a $0.7 million favorable liquidation basis adjustment. There can be no assurance that the Company will be successful in selling the assets at the net realizable value, which has been recorded in the Consolidated Statement of Net Assets. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets may have a material adverse effect on the Company's Consolidated Statement of Net Assets.

      Prior to the Bankruptcy Filing, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities. Therefore, financial statements presented for the period prior to the Bankruptcy Filing are not comparable to financial statements presented subsequent to the Bankruptcy Filing, which applies the liquidation basis of accounting.

      The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filings on Forms 8-K and Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1999, together with the MD&A for such period. Certain information and footnoted disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

      The changes in net assets for the period from April 1, 2000 to June 30, 2000 are not indicative of the changes to be expected for the full year.

DEFAULTS

      Parties to several of the Company's agreements, including the Company's pooling and servicing agreements and warehouse financing facility agreement contend the Company is in default thereunder for, among other reasons, the Company's Bankruptcy Filing. The Company contends that such agreements are not in default, pursuant to, among other things, 11 USC ss.365(b)(2) (see "Risk Factors" below for further discussion).

SECURITIZATION

      Among other factors, and as a result of the Bankruptcy Filing, the Company was unable to execute its scheduled $85 million securitization, which consequently prevented the Company from recording a gain on sale and recognizing net deferred origination fees associated with the earmarked loans. The Company's balance of unrecognized net deferred origination fees as of June 30, 2000 was approximately $6.2 million.

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

DELISTING FROM NASDAQ

      The NASDAQ-Amex Market Group, a NASD Company, delisted the Company's common stock from the NASDAQ National Market as of the opening of business on April 20, 2000 due to (i) the uncertainty regarding the timing of effectiveness for a plan of bankruptcy reorganization; (ii) the uncertainty regarding the specific terms of the planned bankruptcy reorganization; (iii) the Company's failure to satisfy NASDAQ's continued listing requirements; (iv) concerns regarding the residual equity interest of the existing listed securities holders; and (v) the Company's March 23, 2000 filing under Chapter 11 of the U.S. Bankruptcy Code and associated public interest concepts set forth under Marketplace Rules 4450(f) and 4430(a)(3). The Company's stock is currently quoted on NASD's "pink sheets." The Company currently has 17,864,788 outstanding shares of common stock.

APPOINTMENT OF ACCOUNTANTS

      On June 22, 2000, the Board of Directors and the Audit Committee of the Company approved the engagement of Hein + Associates LLP ("Hein") as the Company's principal independent public accountants. Prior to such appointment, the Company had not consulted with Hein regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

SALE OF SERVICING RIGHTS PORTFOLIO AND OTHER ASSETS

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.

CREDIT CARD AGREEMENT

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000.

STOCK REPURCHASE PROGRAM

      In April 1997 the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Common Stock. The Company did not repurchase any shares during the current quarter; however did repurchase approximately 84,500 shares at an average price of $2.93 per share during the first quarter of 2000. Cumulatively, as of June 30, 2000 the Company has repurchased approximately 4.3 million shares of Common Stock for a cost of approximately $52.3 million.

HEDGING ACTIVITIES

      Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are recognized in earnings. A gain of $96,000 was recognized on hedging activities for the quarter ended June 30, 2000, as compared to a gain of $462,000 for the corresponding period in 1999. The notional amount of forward sales of United States Treasury Securities was $24 million at June 30, 2000.

NET (LOSS) INCOME PER SHARE

      A reconciliation of the numerators and denominators used in basic and diluted net income (loss) per share are as follows for the periods indicated:

                                                                    FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                  ENDED JUNE 30,
                                                              ------------------------------- -------------------------------
                                                                    2000            1999            2000            1999
                                                              --------------- --------------- --------------- ---------------

Net income (loss): Basic and diluted (dollars in thousands)   $      (10,688) $          583  $      (25,203) $        2,623
                                                              =============== =============== =============== ===============


Weighted average number of common shares:
   Basic.....................................................     17,864,788      18,139,488      17,884,506      18,139,488
   Effect of dilutive securities - stock options.............              -          13,191               -          25,447
                                                              --------------- --------------- --------------- ---------------
   Diluted...................................................     17,864,788      18,152,679      17,884,506      18,164,935
                                                              =============== =============== =============== ===============

Net income (loss) per share:
   Basic..................................................... $        (0.60) $         0.03  $        (1.41) $         0.14
                                                              ===============                 ===============

   Effect of dilutive securities - stock options.............                              -                               -
                                                                              ---------------                 ---------------
   Diluted...................................................                 $         0.03                  $         0.14
                                                                              ===============                 ===============

RISK FACTORS

      On March 23, 2000, FACO and several of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California.

      The Company's filing is expected to facilitate the liquidation and sale of the Company's remaining business and assets and operation of those assets pending any such sale. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction and control over the assets of the Company. As a debtor in possession, the Company is authorized to operate its business, subject to the supervision of the Bankruptcy Court.

      No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. In addition, although the Company has begun the process of formulating a liquidating plan of reorganization to be submitted eventually to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm the Company's liquidating plan of reorganization.

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

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. There is no assurance, however, that actual liquidation expense will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Statement of Net Assets may be adversely affected.

      It is management's intention to market for sale all of the remaining assets of the Company. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets may have a material adverse effect on the Company's Consolidated Statement of Net Assets.

      The Bankruptcy filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio (see Note 1. General "Sale of Servicing Rights Portfolio and Other Assets") the Company entered into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization.

      The Bankruptcy Filing may have also created an event of default under the Company's warehouse financing facility, though the Company contends that it does not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility. This may force the Company to accelerate the sale of its loans which secure the facility at a price less favorable than otherwise obtained, thereby having a material adverse effect on the Company's Consolidated Statement of Net Assets.

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000.

      In addition to being a party to various legal proceedings arising out of the ordinary course of business, the Company has also been involved with several lawsuits which have targeted its lending practices (see Part II., Item 1. "Legal Proceedings"). Any substantial judgment against the Company in connection therewith may have a material adverse effect on the Company's Consolidated Statement of Net Assets.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard will not have a material effect on the Company's Consolidated Statement of Net Assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

OVERVIEW

      The Company was a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. Loans originated by the Company primarily consisted of fixed and adjustable rate loans secured by first mortgages on single family residences. The Company originated loans from its retail branch network, Loan by Mail division and Coast Security Mortgage, a company which it purchased during 1999. The Company also purchased loans from qualified mortgage originators. The Company would then sell such loans to wholesale purchasers or securitize them in a trust. A significant portion of the Company's loan production was securitized with the Company retaining the right to service the loans.

      On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's filing is expected to facilitate the liquidation of the Company's remaining business and assets, and operation of those assets pending any such sale. The Company closed all of its loan origination operations, including its branches, and laid off over 350 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington.

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company has recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. There is no assurance, however, that actual liquidation expense will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

         In addition, liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value, which has been recorded in the Consolidated Statement of Net Assets. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets may have a material adverse effect on the Company's Consolidated Statement of Net Assets.

      Prior to the Bankruptcy Filing, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities. Therefore, financial statements presented for the period prior to the Bankruptcy Filing are not comparable to for financial statements presented subsequent to the Bankruptcy Filing, which applies the liquidation basis of accounting.

REVENUE

      The three primary components of the Company's revenues historically have been loan origination and sale, loan servicing and other and interest income. These revenue-generating sources have diminished significantly due to the Bankruptcy Filing and sale of assets of the Company.

      Loan origination and sale revenue consisted of gain on sale of loans and the recognition of net origination fees. The Company's strategy of originating, as compared to purchasing, the majority of its loan volume resulted in the generation of a significant amount of loan origination fees. Revenue from loan origination fees has historically allowed the Company to generate positive operating cash flow.

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

      As a fundamental part of its business and financing strategy, the Company securitized the majority of its loans. In a typical securitization, the Company sold loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issues interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities were used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company retained a residual interest in the trust.

RESIDUAL INTEREST

      Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classified the residual interests as trading securities, which are carried at fair value.

      As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of June 30, 2000, the Company's investment in residual interest totaled $42.0 million.

MORTGAGE SERVICING RIGHTS

      Upon securitization or sale of servicing retained loans, the Company capitalized the right associated with the servicing of mortgage loans based on a fair value analysis of the mortgage servicing rights. The Company determined the fair value of mortgage servicing rights based on the present value of estimated net future cash flows related to servicing income. Such cash flow projections incorporate assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. The Company periodically evaluated capitalized mortgage servicing rights for impairment, which is measured as the excess of unamortized cost over fair value. This review is performed on a disaggregated basis by loan type.

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.

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

      The NASDAQ-Amex Market Group, a NASD Company, delisted the Company's common stock from the NASDAQ National Market as of the opening of business on April 20, 2000 due to (i) the uncertainty regarding the timing of effectiveness for a plan of bankruptcy reorganization; (ii) the uncertainty regarding the specific terms of the planned bankruptcy reorganization; (iii) the Company's failure to satisfy NASDAQ's continued listing requirements; (iv) concerns regarding the residual equity interest of the existing listed securities holders; and (v) the Company's Bankruptcy Filing under Chapter 11 of the U.S. Bankruptcy Code and associated public interest concepts set forth under Marketplace Rules 4450(f) and 4430(a)(3). The Company's stock is currently quoted on NASD's "pink sheets." The Company currently has 17,864,788 outstanding shares of common stock.

      On June 22, 2000, the Board of Directors and the Audit Committee of the Company approved the engagement of Hein + Associates LLP ("Hein") as the Company's principal independent public accountants. Prior to such appointment, the Company had not consulted with Hein regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.

LOAN ORIGINATIONS AND PURCHASES

      The following table summarizes loan origination and purchase activity for the periods indicated:


                                                              AT OR FOR THE THREE MONTHS         AT OR FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                                          --------------------------------- ---------------------------------
                                                                2000             1999             2000             1999
                                                          ---------------- ---------------- ---------------- ----------------
                                                                               (DOLLARS IN THOUSANDS)

Loan originations and purchases:
   Retail originations..................................  $             -  $        99,494  $        69,510  $       186,822
   Coast Security Mortgage..............................                -                            16,548
   Loans by mail........................................                -            1,396            5,257            1,396
   Wholesale purchases..................................                -            4,791              563            8,458
                                                          ---------------- ---------------- ---------------- ----------------
     Total..............................................  $             -  $       105,681  $        91,878  $       196,676
                                                          ================ ================ ================ ================

Number of active retail branches as of the end of the period:
   United States:
     California.........................................                                                  -                9
     Other states.......................................                                                  -               21
                                                                                            ---------------- ----------------
     Total..............................................                                                  -               30
                                                                                            ================ ================

Weighted average initial interest rate..................                               9.0%             9.8%             9.1%
Weighted average initial combined loan-to-value ratio...                              65.8%            69.8%            65.2%
Average loan size.......................................  $             -  $         104.9  $         121.0  $          99.9

LOAN SALES


                                                                 FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                    ENDED JUNE 30,
                                                          --------------------------------- ---------------------------------
                                                                2000             1999             2000             1999
                                                          ---------------- ---------------- ---------------- ----------------
                                                                                 (DOLLARS IN THOUSANDS)

Securitizations.........................................  $             -  $        89,985  $             -  $       204,986
Whole loan sales........................................                -           12,831           24,544           25,410
                                                          ---------------- ---------------- ---------------- ----------------
      Total.............................................  $             -  $       102,816  $        24,544  $       230,396
                                                          ================ ================ ================ ================

      The decrease in both loan originations and purchases and loan sales during the quarter and six months ended June 30, 2000, as compared to the corresponding prior year period is attributable to the Company's Bankruptcy Filing which resulted in the closure of the Company's entire loan origination operations and the Company's inability to execute its scheduled $85 million securitization.

RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

      As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (April 1, 2000 to June 30, 2000) is presented below, rather than a description of the Company's results of operations for the three and six months ended June 30, 2000 and 1999. Please refer to the Company's March 31, 2000 Form 10-Q for a discussion of operating results for the first quarter of 2000 and 1999.

      During the period from April 1, 2000 through June 30, 2000, the Company reported a $10.7 million decrease in net assets available for liquidation. The Company generated operating revenue of $5.9 million, of which $3.8 million is attributed to interest from residual interest, loans held for sale, and investments. Additionally, the Company generated $1.5 million of revenue from loan servicing and other.

      The Company's operating expenses were $12.1 million, mainly attributed to a $10.5 million increase in liquidation costs/accrual resulting from the Company's estimate of expenses, including general and administrative, to be incurred during the estimated liquidation period. During such period, the Company reversed $4.3 million of expenses, which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets.

      The net assets of the Company were also affected by a $4.6 million adjustment to its tax provision. This adjustment was primarily based on the Company's assessment of recoverability of prior years' tax payments and its limitations arising from the excess inclusion attributed to the Company's residual interest assets.

      The Company's net assets in liquidation were $55 million at June 30, 2000.

SERVICING

      The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                                AS OF
                                         -----------------------------------------------------------------------------------
                                                JUNE 30, 2000             DECEMBER 31, 1999             JUNE 30, 1999
                                         --------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                          (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                           Thousands)    Portfolio     Thousands)    Portfolio     thousands)    Portfolio
                                         ------------- ------------- ------------- ------------- ------------- -------------

Servicing portfolio.....................  $   815,756                 $   892,327                 $   859,599
                                         =============               =============               =============
30-59 days delinquent...................  $     3,837           0.5%  $     5,889           0.7%  $     8,169           0.9%
60-89 days delinquent...................        3,205           0.4         3,320           0.4         5,999           0.7
90 days or more delinquent..............       24,323           2.9        21,699           2.4        28,899           3.4
                                         ------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................  $    31,365           3.8%  $    30,908           3.5%  $    43,067           5.0%
                                         ============= ============= ============= ============= ============= =============
REO (1)  ...............................  $     1,465           0.2%  $     1,141           0.1%  $       933           0.1%
                                         ============= ============= ============= ============= ============= =============


                                                                FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,                    ENDED JUNE 30,
                                                          --------------------------------- ---------------------------------
                                                                2000             1999             2000             1999
                                                          ---------------- ---------------- ---------------- ----------------
                                                                                (DOLLARS IN THOUSANDS)

Average servicing portfolio (2)........................... $      858,876   $      862,739   $      878,019   $      864,255
Net losses (3)............................................            262   $          380              390   $          753
Percentage of average servicing portfolio - annualized....           0.12%            0.18%            0.09%            0.17%

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000 (see Note 1. General "Sale of Servicing Rights Portfolio and other Assets"). The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of June 30, 2000, the Company had cash and cash equivalents of $14.4 million. The Company, however, believes that its current cash position coupled with its future net cash flows will be adequate to support the Company's operations for the next 12 months.

      In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale all of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.

         The Bankruptcy filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio (see Note 1. General, "Sale of Servicing Rights Portfolio and Other Assets") the Company entered into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's plan of reorganization/liquidation.

      The Bankruptcy Filing may have created an event of default under the Company's warehouse financing facility, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility. This may force the Company to accelerate the sale of its loans, which secure the facility, at a price less favorable than might otherwise be obtained, thereby having a material adverse effect on the Company's Consolidated Statement of Net Assets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Management expects the liquidation process to continue for approximately twelve months. No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Company has not yet been required to respond to this action.

      In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. The Company has moved to strike portions of these actions, and has further asked the Court to stay any prosecution of these actions, pending the claims resolution process in the Bankruptcy Court.

      In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. In July 2000, the Florida Attorney General commenced an action in Broward Circuit Court seeking similar relief to that sought in Illinois. The Company is defending that action.

      In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian Chisick, Chairman and Chief Executive Officer of the Company and his wife Sarah in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing.

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

      In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The joint investigation and any negative findings that may result therefrom could have a significant adverse effect on the Company's ability to obtain new and renew state lending licenses, which, in turn, could have a significant adverse effect on the Company's ability to maintain or expand its retail branch network of offices and on the Company's results of operations and financial condition. The DOJ agreed to limit its initial inquiry to pricing disparities, and was reviewing data provided by the Company, which is cooperating with the investigation.

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

      In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000.

      The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

      As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a).


ITEM 2.  CHANGES IN SECURITIES

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

     Effective September 25, 2000, Daniel L. Perl resigned as a member of the Board of Directors of the Company.

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

----------------
* Filed herewith.

      (b) Reports on Form 8-K:
               (1) A current report on Form 8-K was filed on April 11, 2000 by
                   First Alliance Corporation. Under Item 4. "Change in Registrant's Certifying Accountants," First Alliance reported that Deloitte & Touche LLP had resigned as the Company's independent auditors.
               (2) A current report on Form 8-K was filed on April 17, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance reported that its common stock had been delisted from the NASDAQ National Market System.
               (3) A current report on Form 8-K was filed on May 30, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had begun price quotation and is now listed on the OTC Bulletin Board under the symbol "FACOQ".
               (4) A current report on Form 8-K was filed on May 30, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its April Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
               (5) A current report on Form 8-K was filed on June 9, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it terminated the employment of Jeffrey Smith, Executive Vice President and Chief Operating Officer.
               (6) A current report on Form 8-K was filed on June 23, 2000 by
                   First Alliance Corporation. Under Item 4. "Change in Registrant's Accountant," First Alliance Corporation reported that it engaged Hein + Associates LLP as the Company's principal independent public accountants.
               (7) A current report on Form 8-K was filed on June 26, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its May Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
               (8) A current report on Form 8-K was filed on July 24, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its June Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
               (9) A current report on Form 8-K was filed on August 17, 2000 by
                   First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its July Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:   October 26, 2000                   /S/ BRIAN CHISICK
        ----------------                   ------------------------------------
                                           Brian Chisick
                                           Chairman and Chief Executive Officer



Date:   October 26, 2000                   /S/ FRANCISCO NEBOT
        ----------------                   -------------------------------------
                                           Francisco Nebot
                                           President and Chief Financial Officer
                                           Principal Financial Officer