Form 10-Q
period 2000-09-30
FIRST ALLIANCE CORP /DE/
filed 2000-11-15
CIK 1029321

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

                For the quarterly period ended September 30, 2000

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    ---                SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from_________ to _________


                         COMMISSION FILE NUMBER 0-28706
                                                -------

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 33-0721183
---------------------------------------  ---------------------------------------
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

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documentsand reports required to be filed by Section 12, 13 or 15 (d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No  X
                          ---    ---

     As of November 10, 2000, the registrant had outstanding, net of treasury shares, 17,864,788 shares of Class A Common Stock.

================================================================================

                           FIRST ALLIANCE CORPORATION

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Consolidated Statement of Net Assets Available for Liquidation
            (Unaudited) as of September 30, 2000................................................  1

            Consolidated Statement of Financial Condition as of December 31, 1999...............  2

            Consolidated Statements of Change in Net Assets (Unaudited) for
            the periods of July 1, 2000 to September 30, 2000 and April 1, 2000
            to September 30, 2000...............................................................  3

            Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 1999................................................  4

            Consolidated Statements of Comprehensive Income (Unaudited)
            for the three and nine months ended September 30, 1999..............................  5

            Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 1999.....................................................  6

            Notes to Consolidated Financial Statements..........................................  8

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ("MD&A")...................................................... 14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......................... 20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................................... 21

Item 2.     Changes in Securities............................................................... 22

Item 3.     Defaults Upon Senior Securities..................................................... 22

Item 4.     Submission of Matters to a Vote of Security Holders................................. 22

Item 5.     Other Information................................................................... 22

Item 6.     Exhibits and Reports on Form 8-K
                   a.   Exhibits................................................................ 23
                        Reports on Form 8-K..................................................... 24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION

         CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                             (DOLLARS IN THOUSANDS)


                                                                  SEPTEMBER 30,
                                                                       2000
                                                                  --------------
                                                                   (UNAUDITED)
ASSETS
     Cash and cash equivalents..................................  $      19,847
     Restricted cash............................................          8,096
     Loans receivable...........................................         65,272
     Residual interests in securities - at fair value...........         39,661
     Property, net..............................................          6,394
     Income taxes receivable....................................          4,981
     Prepaid expenses and other assets..........................          4,193
                                                                  --------------
        Total assets............................................  $     148,444
                                                                  --------------

LIABILITIES
     Warehouse financing facilities.............................  $      60,273
     Reserve for estimated costs during the period of
       liquidation..............................................         10,313
     Accrued contingent liabilities.............................          7,570
     Accounts payable and accrued liabilities...................          8,423
     Income taxes payable.......................................            744
     Notes payable..............................................          4,556
                                                                  --------------
        Total liabilities.......................................  $      91,879
                                                                  --------------

NET ASSETS AVAILABLE FOR LIQUIDATION                              $      56,565
                                                                  ==============

                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION1

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   DECEMBER 31,
                                                                       1999
                                                                  --------------
                                     ASSETS
Cash and cash equivalents.......................................  $      14,496
Restricted cash.................................................          3,238
Receivable from trusts..........................................          3,607
Loans held for sale, net........................................         19,782
Loans receivable held for investment (net of allowance of $263).          1,521
Residual interests in securities - at fair value................         48,222
Mortgage servicing rights.......................................          8,673
Property, net...................................................          8,099
Goodwill (net of accumulated amortization of $157)..............          3,019
Prepaid expenses and other assets...............................          1,497
                                                                  --------------
    Total assets................................................  $     112,154
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility....................................  $     14,122
Accrued contingent liabilities..................................         7,535
Accounts payable and accrued liabilities........................         3,135
Income taxes payable............................................         3,631
Notes payable...................................................         4,626
                                                                  --------------
    Total liabilities...........................................        33,049
                                                                  --------------

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares
   authorized:  no shares outstanding...........................
Class A Common Stock, $0.01 par value; 75,000,000 shares
    authorized; shares issued and outstanding: 22,186,288.......            223
Additional paid in capital......................................         65,813
Retained earnings...............................................         65,154
Treasury stock - at cost:  4,237,000 shares.....................        (52,085)
                                                                  --------------
    Total stockholders' equity..................................         79,105
                                                                  --------------
    Total liabilities and stockholders' equity..................  $     112,154
                                                                  ==============

------------------------
(1) Condensed from audited consolidated financial statements.

                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF CHANGE IN NET ASSETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  FOR THE THREE    FOR THE SIX
                                                                   MONTHS ENDED    MONTHS ENDED
                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       2000            2000
                                                                  --------------  --------------
  REVENUE:
     Loan origination and sale..................................  $         463   $       1,184
     Interest...................................................          3,840           7,611
     Loan servicing and other...................................            857           2,348
                                                                  --------------  --------------
       Total revenue............................................          5,160          11,143
                                                                  --------------  --------------

  EXPENSE:
     Compensation and benefits..................................          1,462           3,781
     Advertising................................................              -            (111)
     Professional services and other fees ......................            796           1,256
     Facilities and insurance...................................            457             945
     Supplies...................................................             72              86
     Depreciation and amortization..............................            167             347
     Interest...................................................          2,023           4,181
     Legal......................................................          1,465           2,479
     Travel and training........................................              2               4
     Liquidation costs..........................................         (3,604)          2,628
     Adjustment to liquidation basis............................              -            (661)
     Other......................................................             42              45
                                                                  --------------  --------------
       Total expense............................................          2,882          14,980
                                                                  --------------  --------------

  INCOME (LOSS) BEFORE INCOME TAX PROVISION.....................          2,278          (3,837)

  INCOME TAX PROVISION..........................................           (861)         (5,434)
                                                                  --------------  --------------

  CHANGE IN NET ASSETS..........................................  $       1,417   $      (9,271)
                                                                  ==============  ==============

  NET ASSETS AT BEGINNING OF PERIOD.............................  $      55,148   $      65,836
                                                                  ==============  ==============

  NET ASSETS AT SEPTEMBER 30, 2000..............................  $      56,565   $      56,565
                                                                  ==============  ==============

                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  FOR THE THREE    FOR THE NINE
                                                                   MONTHS ENDED    MONTHS ENDED
                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                  ------------------------------
                                                                       1999            1999
                                                                  --------------  --------------

  REVENUE:
       Loan origination and sale................................  $      15,173   $      40,132
       Interest.................................................          2,745          10,915
       Loan servicing and other.................................            635           3,578
                                                                  --------------  --------------
         Total revenue..........................................         18,553          54,625
                                                                  --------------  --------------

  EXPENSE:
       Compensation and benefits................................          6,434          17,165
       Advertising..............................................          1,609           5,380
       Professional services and other fees ....................            673           2,042
       Facilities and insurance.................................          1,655           3,621
       Supplies.................................................            550           1,363
       Depreciation and amortization............................            663           1,617
       Interest.................................................          2,265           9,141
       Legal....................................................          1,474           5,186
       Travel and training......................................            434           1,096
       Other....................................................            355           1,204
                                                                  --------------  --------------
         Total expense..........................................         16,112          47,815
                                                                  --------------  --------------

  INCOME BEFORE INCOME TAX PROVISION............................          2,441           6,810

  INCOME TAX PROVISION..........................................            976           2,725
                                                                  --------------  --------------

  NET INCOME....................................................  $       1,465   $       4,085
                                                                  ==============  ==============

  NET INCOME PER SHARE:
       Basic....................................................  $         .08   $         .23
                                                                  ==============  ==============
       Diluted .................................................  $         .08   $         .22
                                                                  ==============  ==============

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       Basic....................................................     18,139,488      18,139,488
       Diluted .................................................     18,139,488      18,156,453

                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  FOR THE THREE    FOR THE NINE
                                                                   MONTHS ENDED    MONTHS ENDED
                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       1999            1999
                                                                  --------------  --------------

  NET INCOME....................................................  $       1,465   $       4,085

  OTHER COMPREHENSIVE INCOME, NET OF TAX:
       Foreign currency translation adjustment net of income
          taxes of $249 and $1,089 for the three and nine
          months ended September 30, 1999, respectively.........           (373)         (1,633)
       Less: Reclassification adjustment for foreign
          currency transaction loss, net of income taxes
          of $1,592 for the three and nine months ended
          September 30, 1999....................................          2,388           2,388
                                                                  --------------  --------------

  COMPREHENSIVE INCOME..........................................  $       3,480   $       4,840
                                                                  ==============  ==============

                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE
                                                                                   MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                        1999
                                                                                  --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................  $       4,085
   Adjustments to reconcile net income to net cash  provided by operating activities:
        Capitalized residual interests and mortgage servicing rights............        (13,406)
        Accretion of residual interest in securities............................         (3,141)
        Collection of residual interest in securities...........................         15,164
        Amortization of mortgage servicing rights...............................          4,835
        Amortization of debt issuance costs.....................................          2,037
        Amortization of goodwill................................................             78
        Depreciation and amortization ..........................................          1,539
        Recognition of deferred fees on loans receivable held for investment....           (794)
        Provision for loan losses...............................................            383
        Loss on sales of real estate owned and property.........................             38
         Gain on sale of United Kingdom loan portfolio..........................         (1,263)
      Changes in assets and liabilities:
        Receivable from trusts..................................................          1,262
        Loans held for sale.....................................................         (6,943)
        Prepaid expenses and other assets.......................................             33
        Accounts payable and accrued liabilities................................          2,519
        Deferred taxes/income taxes payable.....................................         (4,000)
                                                                                  --------------
            Net cash provided by operating activities...........................          2,426
                                                                                  --------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash deposited for restricted cash...........................................         (1,186)
   Capital expenditures.........................................................           (165)
   Proceeds from sale of property...............................................             62
   Collections on loans held for investment.....................................         13,500
   Proceeds from sale of United Kingdom loan portfolio..........................         44,039
   Payments for acquisition of Coast Security Mortgage, less cash acquired......         (2,641)
                                                                                  --------------
            Net cash provided by investing activities...........................         53,609
                                                                                  --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on warehouse financing facilities................        (12,054)
   Repayment of secured term loan facility from sale of United Kingdom
     loan portfolio.............................................................        (50,964)
   Repayments to other borrowings...............................................         (6,545)
   Net borrowings (repayments) on notes payable.................................          3,635
                                                                                  --------------
            Net cash (used in) financing activities.............................        (65,928)
                                                                                  --------------

   Net effect of exchange rate changes on cash..................................          2,823
                                                                                  --------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS....................................         (7,070)
   CASH AND CASH EQUIVALENTS, beginning of period...............................         18,052
                                                                                  --------------
   CASH AND CASH EQUIVALENTS, end of period.....................................  $      10,982
                                                                                  ==============

                                   (Continued)

                           FIRST ALLIANCE CORPORATION

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   FOR THE NINE
                                                                                   MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                        1999
                                                                                  --------------
   SUPPLEMENTAL INFORMATION:
   Interest paid................................................................  $       8,282
                                                                                  ==============
   Income taxes paid............................................................  $       6,653
                                                                                  ==============

   SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Transfer of loans held for sale to loans receivable held for investment......  $         687
                                                                                  ==============
   Transfer of loans held for investment to real estate owned...................  $          55
                                                                                  ==============
   Stock warrants issued as debt issuance costs.................................  $         515
                                                                                  ==============
   Notes payable issued in connection with Coast Security Mortgage acquisition..  $       1,000
                                                                                  ==============

   Components of Effect of Exchange Rate Changes on Cash:
        Receivable from trusts..................................................  $           3
        Loans receivable held for investment....................................          1,576
        Property................................................................              2
        Prepaid expenses and other assets.......................................             11
        Accounts payable and accrued liabilities................................            (15)
        Deferred taxes/income taxes payable.....................................            491
        Accumulated other comprehensive income..................................            755
                                                                                  --------------
            Net effect of exchange rate changes on cash.........................  $       2,823
                                                                                  ==============

                 See notes to consolidated financial statements.

                           FIRST ALLIANCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

      The accompanying unaudited consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial statements have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. Such reclassifications had no effect on net income.


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

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets Available for Liquidation," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Accordingly, the Company recorded an estimate of liquidation expenses to be incurred during the liquidation period of approximately $19.7 million, of which approximately $7.7 million was recorded on March 31, 2000. The Company arrived at this estimate using certain assumptions, including assumption as the timing of asset disposition. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets Available for Liquidation may be adversely affected. Management expects the liquidation process to continue for approximately twelve months. No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

      Liquidation basis accounting requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, on March 31, 2000 the Company recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $5.3 million. During the period of April 1, 2000 through September 30, 2000, the Company managed to settle certain lease obligations with its landlords, which reduced the Company's original estimates and resulted in a $0.7 million favorable liquidation basis adjustment. There can be no assurance that the Company will be successful in selling the assets at the net realizable value, which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

      The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filings on Forms 8-K and Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1999, together with the MD&A for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

      The changes in net assets for the period from April 1, 2000 to September 30, 2000 are not indicative of the changes to be expected for the full year.


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


SECURITIZATION

      Among other factors, and as a result of the Bankruptcy Filing, the Company was unable to execute its March 2000 scheduled $85 million securitization, which consequently prevented the Company from recording a gain on sale and recognizing net deferred origination fees associated with the earmarked loans. The Company's balance of unrecognized net deferred origination fees as of September 30, 2000 was approximately $5.5 million.


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


SALE OF SERVICING RIGHTS PORTFOLIO

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's plan of liquidation and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.


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


STOCK REPURCHASE PROGRAM

      In April 1997 the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Common Stock. The Company repurchased approximately 84,500 shares during the first quarter of 2000 at an average price of $2.93 per share. Cumulatively, as of September 30, 2000 the Company has repurchased approximately 4.3 million shares of Common Stock for a cost of approximately $52.3 million.


SALE OF REAL AND PERSONAL PROPERTY

      During the month of October, the Company filed a motion for authority to sell real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. The purchase price is $6.2 million for the real property, and an additional $160,000 for the personal property contained therein. A hearing on this motion was approved by the court on November 13, 2000.

HEDGING ACTIVITIES

      Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. The gains and losses derived from these transactions are recognized in earnings. A loss of $252,000 was recognized on hedging activities for the quarter ended September 30, 2000, as compared to a loss of $106,000 for the corresponding period in 1999. The notional amount of forward sales of United States Treasury Securities was $20 million at September 30, 2000.

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

      No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. In addition, although the Company has begun the process of formulating a plan of liquidation to be submitted eventually to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm the Company's plan of liquidation.

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

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets Available for Liquidation," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

      It is management's intention to market for sale all of the remaining assets of the Company. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

      The Bankruptcy Filing may have also created an event of default under the Company's warehouse financing facility, though the Company contends that it does not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility. This may force the Company to accelerate the sale of its loans which secure the facility at a price less favorable than otherwise obtained, thereby having a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

      In addition to being a party to various legal proceedings arising out of the ordinary course of business, the Company has also been involved with several lawsuits which have targeted its lending practices (see Part II., Item 1. "Legal Proceedings"). Any substantial judgment against the Company in connection therewith may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 issued in June 1999 which amended the effective date of SFAS No. 133 such that it shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 was further amended by SFAS No. 138, issued in June 2000. The adoption of these standards will not have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

      In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement, which is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001, replaces SFAS No. 125 and revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures. The Company has not yet completed its analysis of the effect this standard will have on the Company's Consolidated Statement of Net Assets Available for Liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The discussion in this item should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this report on Form 10-Q. The discussion in this item contains forward-looking statements relating to future events or financial results, such as statements indicating that "Company/management believes", "Company/management expects", "Company/management intends" that certain events may occur or certain trends may continue. All these forward-looking statements involve risks and uncertainties. Other forward-looking statements include statements about liquidity and capital needs and other statements about future matters. These statements should not be relied on too heavily; although they reflect the good faith judgment of management, they involve future events that might not occur. Management can only base such statements on facts and factors that it currently knows. Actual results could differ materially from those in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" and elsewhere in this report on Form 10-Q.

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

      As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the financial statement presentation has been revised to the liquidation basis of accounting. Accordingly, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets Available for Liquidation," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Liquidation basis accounting also requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company has recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets Available for Liquidation may be adversely affected.

      Liquidation basis accounting requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the 0assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value, which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

      As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of September 30, 2000, the Company's investment in residual interest totaled $39.7 million.

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

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdback provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's plan of liquidation and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.

      During the month of October, the Company filed a motion for authority to sell real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. The purchase price is $6.2 million for the real property, and an additional $160,000 for the personal property contained therein. A hearing on this motion was approved by the court on November 13, 2000.


LOAN ORIGINATIONS AND PURCHASES

      The following table summarizes loan origination and purchase activity for the periods indicated:

                                                            AT OR FOR THE THREE MONTHS       AT OR FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                          ------------------------------  ------------------------------
                                                               2000            1999            2000            1999
                                                          --------------  --------------  --------------  --------------
                                                                               (DOLLARS IN THOUSANDS)
Loan originations and purchases:
   Retail originations..................................  $           -   $     124,229   $      69,510   $     311,051
   Coast Security Mortgage..............................              -          28,085          16,548          28,085
   Loans by mail........................................              -           7,292           5,257           8,688
   Wholesale purchases..................................              -           1,174             563           9,632
                                                          --------------  --------------  --------------  --------------
     Total..............................................  $           -   $     160,780   $      91,878   $     357,456
                                                          ==============  ==============  ==============  ==============

Number of active retail branches as of the end of the period:
   United States:                                                                                     -
     California.........................................                                              -              12
     Other states.......................................                                              -              28
                                                                                          --------------  --------------
     Total..............................................                                              -              40
                                                                                          ==============  ==============

Weighted average initial interest rate..................              -             8.8%            9.8%            9.0%
Weighted average initial combined loan-to-value ratio...              -            68.2%           69.8%           66.5%
Average loan size.......................................  $           -   $       114.0   $       121.0   $       105.0


LOAN SALES
                                                              FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                          ------------------------------  ------------------------------
                                                               2000            1999            2000            1999
                                                          --------------  --------------  --------------  --------------
                                                                               (DOLLARS IN THOUSANDS)

 Securitizations........................................              -   $     120,001               -   $     324,987
 Domestic whole loan sales..............................              -          20,827               -          46,237
 United Kingdom whole loan sales........................              -          47,028   $      24,544          47,028
                                                          --------------  --------------  --------------  --------------
      Total.............................................              -   $     187,856   $      24,544   $     418,252
                                                          ==============  ==============  ==============  ==============

      The decrease in both loan originations and purchases and loan sales during the three and nine months ended September 30, 2000, as compared to the corresponding prior year period is attributable to the Company's Bankruptcy Filing which resulted in the closure of the Company's entire loan origination operations and the Company's inability to execute its scheduled $85 million securitization.

RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

      As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (July 1, 2000 to September 30, 2000 and April 1, 2000 to September 30, 2000) is presented below, rather than a description of the Company's results of operations for the three and nine months ended September 30, 2000 and 1999. Please refer to the Company's March 31, 2000 Form 10-Q for a discussion of operating results for the first quarter of 2000 and 1999.

      During the period of July 1, 2000 through September 30, 2000, the Company reported a $1.4 million increase in net assets available for liquidation. The Company generated operating revenues of $5.2 million, of which $3.8 million is attributable to interest from residual interest, loans receivable and investments. The Company's operating expenses (excluding interest expense) during the period of July 1, 2000 through September 30, 2000 were $0.9 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets.

      During the period from April 1, 2000 through September 30, 2000, the Company reported a $9.3 million decrease in net assets available for liquidation. The Company generated operating revenues of $11.1 million, of which $7.6 million is attributed to interest from residual interest, loans receivable, and investments. Additionally, the Company generated $2.3 million of revenue from loan servicing and other. The Company's operating expenses (excluding interest expense) during the period of April 1, 2000 through September 30, 2000 were $10.8 million, mainly attributed to a $12.0 million increase in liquidation costs/accrual resulting from the Company's estimate of expenses, including general and administrative, to be incurred during the estimated liquidation period. During such period, the Company reversed $9.4 million in expenses, which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets.

      The net assets of the Company were also affected by a $5.4 million adjustment to its tax provision. This adjustment was primarily based on the Company's assessment of recoverability of prior years' tax payments and its limitations arising from the excess inclusion attributed to the Company's residual interest assets.

      The Company's net assets in liquidation were $56.6 million at September 30, 2000.

SERVICING

      The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                                AS OF
                                      ----------------------------------------------------------------------------------------------
                                            SEPTEMBER 30, 2000              DECEMBER 31, 1999              SEPTEMBER 30, 1999
                                      ------------------------------  ------------------------------  ------------------------------
                                                           % of                           % of                             % of
                                       (Dollars in      Servicing      (Dollars in      Servicing      (Dollars in      Servicing
                                        Thousands)      Portfolio       Thousands)      Portfolio       thousands)      Portfolio
                                      --------------  --------------  --------------  --------------  --------------  --------------

Servicing portfolio.................  $      70,899                   $     892,327                   $     864,948
                                      ==============                  ==============                  ==============
30-59 days delinquent...............  $         565             0.8%  $       5,889             0.7%  $       5,512             0.6%
60-89 days delinquent...............            167             0.2           3,320             0.4           4,740             0.6
90 days or more delinquent..........          1,467             2.1          21,699             2.4          19,612             2.3
                                      --------------  --------------  --------------  --------------  --------------  --------------
   Total delinquencies..............  $       2,199             3.1%  $      30,908             3.5%  $      29,864             3.5%
                                      ==============  ==============  ==============  ==============  ==============  ==============
REO (1).............................  $          85             0.1%  $       1,141             0.1%  $         965             0.1%
                                      ==============  ==============  ==============  ==============  ==============  ==============

                                                              FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                          ------------------------------  ------------------------------
                                                               2000            1999            2000            1999
                                                          --------------  --------------  --------------  --------------
                                                                               (DOLLARS IN THOUSANDS)
Average servicing portfolio (2).........................  $     802,961   $     862,274   $     853,001   $     863,595
Net losses (3)..........................................  $         297   $         352   $         687   $       1,105
Percentage of average servicing
   portfolio - annualized (4)...........................           0.44%           0.16%           0.14%           0.17%

(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter, except for the three and nine months ended September 30, 2000, in which case July 31, 2000 is used as the ending balance. As of July 31, 2000, the Company transferred all loans serviced for others to a third party servicer (see Note 1. General, "Sale of Servicing Rights Portfolio and Other Assets."
(3) Net losses means actual net losses realized with respect to the disposition of REO as of July 31, 2000.
(4) For the three and nine months ended September 30, 2000, the annualized percentages are based as of July 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000 (see Note 1. General "Sale of Servicing Rights Portfolio"). The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of September 30, 2000, the Company had unrestricted cash and cash equivalents of $19.8 million.

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

      On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $5.7 million. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements triggered as a result of the Bankruptcy Filing, subject to monetary holdbacks provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's plan of liquidation and claims asserted in connection therewith. This transaction provides the Company the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly owned loans. The Company does not expect the sale transaction itself to have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. The Company's source of future loan servicing revenues has significantly diminished as a result of this sale.

      The Bankruptcy filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio (see Note 1. General, "Sale of Servicing Rights Portfolio") the Company entered into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to monetary holdback provisions contained in the agreement. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization.

      The Bankruptcy Filing may have created an event of default under the Company's warehouse financing facility, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility. This may force the Company to accelerate the sale of its loans, which secure the facility, at a price less favorable than might otherwise be obtained, thereby having a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      On July 14, 2000 the Company sold its approximately $714 million servicing rights portfolio (see Note 1. General , "Sale of Servicing Rights Portfolio").

      Management expects the liquidation process with respect to the remaining assets and liabilities of the Company to continue for approximately twelve months. No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

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

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
  ---                        ----------------------

10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
10.21 Servicing Rights Purchase Agreement dated July 1, 2000 between Ocwen Federal Bank FSB and the Company*
10.22 Consent Agreement dated July 14, 2000 between Wells Fargo Bank, Minnesota, National Association, The Chase Manhattan Bank, The Bank of New York, MBIA Insurance Corporation, Ocwen Federal Bank FSB, and the Company*
27      Financial Data Schedule*
----------------
* Filed herewith.


     (b) Reports on Form 8-K:
              (1) A current report on Form 8-K was filed on April 11, 2000 by
                  First Alliance Corporation. Under Item 4. "Change in Registrant's Certifying Accountants," First Alliance reported that Deloitte & Touche LLP had resigned as the Company's independent auditors.
              (2) A current report on Form 8-K was filed on April 17, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance reported that its common stock had been delisted from the NASDAQ National Market System.
              (3) A current report on Form 8-K was filed on May 30, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had began price quotation and is now listed on the OTC Bulletin Board under the symbol "FACOQ".
              (4) A current report on Form 8-K was filed on May 30, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had filed its April Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (5) A current report on Form 8-K was filed on June 9, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it terminated the employment of Jeffrey Smith, Executive Vice President and Chief Operating Officer.
              (6) A current report on Form 8-K was filed on June 23, 2000 by
                  First Alliance Corporation. Under Item 4. "Change in Registrant's Accountant", First Alliance Corporation reported that it engaged Hein + Associates as the Company's principal independent public accountants.
              (7) A current report on Form 8-K was filed on June 26, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had filed its May Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (8) A current report on Form 8-K was filed on July 24, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had filed its June Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

              (9) A current report on Form 8-K was filed on August 17, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had filed its July Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
             (10) A current report on Form 8-K was filed on September 22, 2000 by First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had filed its August Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
             (11) A current report on Form 8-K was filed on October 19, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events", First Alliance Corporation reported that it had filed its September Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FIRST ALLIANCE CORPORATION
                                                 REGISTRANT


Date: November 15, 2000                     /S/ BRIAN CHISICK
     --------------------       ------------------------------------------------
                                                  Brian Chisick
                                      Chairman and Chief Executive Officer



Date: November 15, 2000                    /S/ FRANCISCO NEBOT
     --------------------       ------------------------------------------------
                                              Francisco Nebot
                                    President and Chief Financial Officer
                                         Principal Financial Officer