Form 10-K
period 2000-12-31
FIRST ALLIANCE CORP /DE/
filed 2001-04-16
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  (Mark One)
  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
                                   OR
  |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from_________ to _________

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

       Registrant's telephone number, including area code: (949) 224-8500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------              -----------------------------------------
Common Stock, $0.01 par value                     Not Applicable*

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     As of February 26, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $961,000.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

     As of February 26, 2001, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock (the "Common Stock").

     * The Company's stock is currently quoted on the NASD's electronic bulletin board under the symbol "FACOQ."
================================================================================

                                     PART I


FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Report of 1995. You can identify forward looking statements by the use of such words as "expect," "estimate," "intend," "project," "budget," "forecast," "anticipate," "plan," "in the process of," and similar expressions. Forward looking statements include all statements regarding First Alliance Corporation's ("FACO"), together with its subsidiaries, expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for the Company's Common Stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales, resolution of regulatory actions and other litigation, including the Company's Chapter 11 Bankruptcy Filing (described in more detail below), operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements. Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, various rulings of the Bankruptcy Court in the Company's Chapter 11 proceeding and in other material litigation where the Company is involved, changes in government regulation, future regulatory actions and litigation, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by the Company, rapid fluctuation in interest rates, risks related to not hedging against loss of value of the Company's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cash flow trust) markets generally, market forces affecting the price of the Company's Common Stock and other uncertainties associated with the Company's current financial difficulties and other risks identified in the Company's Securities and Exchange Commission filings.


ITEM 1.  BUSINESS

GENERAL

     The Company was a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. The Company's loan volume has been primarily generated through loan originations with 99% of its 2000 volume coming from its branch and "Loan by Mail" operations. Loans originated by the Company primarily consisted of fixed and adjustable rate loans secured by first mortgages on single family residences. The majority of the Company's loans have been made to borrowers who used the loan proceeds for such purposes as debt consolidation and financing of home improvements. Typically, the Company's borrowers have been individuals who did not qualify for conventional loans because of impaired or unsubstantiated credit characteristics and/or unverifiable income, and whose borrowing needs were not met by conventional lending institutions. Other borrowers have included individuals who may have qualified for a conventional loan but found the Company's loans attractive due to the Company's personalized service and rapid funding capability. The Company either securitized the loans in a trust or sold them to wholesale purchasers. A significant portion of the mortgages have been securitized with the Company retaining the right to service the loans. Loans sold to wholesale purchasers have been sold on a servicing released basis.


BANKRUPTCY

     On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over the assets of the Company. As a debtor in possession, the Company remains in control of its assets and is authorized to operate its business, subject to the supervision of the Bankruptcy Court. The Company's filing is expected to facilitate the reorganization, marketing, sale and liquidation of a significant portion of the Company's remaining business and assets. The Company has laid off over 400 employees, ceased all loan origination and branch operations, and therefore, has no operating loan origination business. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. The Company's decision to file bankruptcy was primarily due to legislative proposals limiting revenue generating capacity and increased litigation from private attorneys and state and federal agencies. For financial statement presentation only, March 31, 2000 will be considered the effective date of the Bankruptcy Filing.

     Since the Bankruptcy Filing, the Company has been principally engaged in dealing with bankruptcy-related matters, and, together with its outside advisors, formulating a substantially modified business strategy in an effort to expeditiously formulate, confirm and consummate a plan to sell and market the Company's business units and related assets. The Company, which at its peak employed over 450 people, had approximately 30 full-time employees housed at its corporate headquarter in Irvine, California as of December 31, 2000. The primary function of the remaining staff is to assist the Company in facilitating the sale of the Company's remaining assets and settlement of its related liabilities.

     In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court (see "Risk Factors").

     Management, based upon the advice of its outside legal bankruptcy counsel, believes that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation proceedings. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected (see "Risk Factors").


POST-BANKRUPTCY BUSINESS OPERATIONS

     On March 23, 2000, First Alliance Corporation and several subsidiaries, including First Alliance Mortgage Company, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Central District of California, Santa Ana, California. Under Section 362 of the Bankruptcy Code, during the Chapter 11 Case, creditors and other parties in interest may not, without Bankruptcy Court approval: (i) commence or continue judicial, administrative or other proceedings against the Company that were or could have been commenced prior to commencement of the Chapter 11 Case, or recover a claim that arose prior to commencement of the case; (ii) enforce any pre-petition judgments against the Company; (iii) take any action to obtain possession of or exercise control over property of the Company or its estate;
(iv) create, perfect or enforce any lien against the property of the Company;
(v) collect, assess or recover claims against the Company that arose before the commencement of the case; or (vi) set off any debt owing to the Company that arose prior to the commencement of the case against a claim of such creditor or party in interest against the Company that arose before the commencement of the case. Although the Company is authorized to operate its business and manage its properties as a debtor-in-possession, it may not engage in transactions outside of the ordinary course of business without complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval.

     As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory, pre-petition contracts and unexpired leases. Any damages resulting from rejection are treated as general unsecured claims in the reorganization case, subject to certain limitations under the Bankruptcy Code. Under the Bankruptcy Code, as a general matter, a creditor's claim is treated as secured only to the extent of the value of such creditor's collateral, and the balance of such creditor's claim is treated as unsecured. Generally, unsecured and undersecured debt does not accrue interest after the Petition Date. Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 Case are generally allowable against the Company in amounts to be fixed by the Bankruptcy Court or otherwise agreed upon. The Company has established reserves for certain claims that, at this point, the Company has determined to be probably valid. Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and stockholders may be substantially altered. At this time, it is not possible to predict the outcome of the Chapter 11 Case, in general, or the effects of the Chapter 11 Case on the business of the Company or on the interests of creditors or shareholders. The Company does intend to liquidate most of its assets in the Chapter 11 Case, but a Plan of Reorganization to accomplish this has not yet been submitted to the Court.

     The Office of the United States Trustee has appointed an Official Committee of Unsecured Creditors, as well as an Official Joint Borrowers Committee. The Official Committee of Unsecured Creditors is a group of creditors that is charged with representing the rights of the unsecured creditors of the Estate, and is generally required by 11 U.S.C. ss.1102. The United States Trustee determined that, in the facts of the Company's proceeding, an additional committee was advisable, and appointed the Official Joint Borrowers Committee to represent the interests of the various consumer borrowers from the Company and its subsidiaries, one source of substantial claims.

     The Company's revenue has historically been comprised of three primary components, consisting of loan origination and sale, loan servicing and other fees, and interest income. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $62.3 million of its wholly-owned loans as of December 31, 2000. As a result of the Bankruptcy Filing, the Company was unable to consummate any securitization transactions during 2000. Consequently, the Company's current sources of cash include servicing income from its remaining servicing business, proceeds from liquidation of assets and interest income from residual interests, loans held for sale and interest earned on outstanding cash balances. Other than proceeds from the sale of assets, the Company expects servicing and interest income to be its only source of revenue.

     The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of December 31, 2000, the Company had unrestricted cash and cash equivalents of $21.1 million.

     In January 2001, the Company entered into an agreement with an unaffiliated third party to sell certain of its real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is
(i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property is currently in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001, but the purchaser has indicated it may not conclude the purchase.

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December, the Company entered into a one year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with an unrelated third party. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing.

     On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements arguably triggered as a result of the Bankruptcy Filing, subject to monetary holdback provisions contained in such agreement. This transaction provided the Company with the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly-owned loans of approximately $62.3 million as of December 31, 2000. The Company's sale of its servicing rights portfolio did not have a material adverse effect on the Company's financial condition, however, the Company's inability to recover certain monetary holdbacks in connection with this transaction may have a material adverse effect on the Company's financial condition. In addition, the Company's source of future loan servicing revenues has significantly diminished as a result of this transaction.

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. On February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. The parties have subsequently reached a tentative settlement, which will require Bankruptcy Court approval, and will not have a material effect on the Company's financial condition.


RISK FACTORS

     DISCLAIMER OF OPINION ON FINANCIAL STATEMENTS

     The report of the Company's current independent auditors, Hein + Associates LLP, accompanying the Company's consolidated statement of net assets available for liquidation, as of December 31, 2000, the related consolidated statements of changes in net assets for the period from April 1, 2000 through December 31, 2000, and the statement of operations and cash flows from January 1, 2000 through March 31, 2000, includes an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and that because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. As a result, the Company's financial statements for such periods included in this Annual Report on Form 10-K for the year ended December 31, 2000 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.


     PLAN OF REORGANIZATION

     The Company's Bankruptcy Filing is expected to facilitate the reorganization/liquidation and sale of a significant portion of the Company's remaining business and assets and operation of those assets pending any such sale. As of the date of the Company's Bankruptcy Filing, the United States Bankruptcy Court for the Central District of California assumed jurisdiction and control over the assets of the Company. As a debtor in possession, the Company is authorized to operate its business, subject to the supervision of the Bankruptcy Court. No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. In addition, although the Company has begun the process of formulating a plan of reorganization/liquidation to be submitted to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm the Company's plan of reorganization/liquidation.

     It is management's intention to market for sale and operate pending such sale all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

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

     There is no assurance that the Company will generate enough cash flow from its remaining servicing business, residual interest, investments, and proceeds from asset sales to fund its existing operations or repay its debt obligations. Based upon the advice of its outside legal bankruptcy counsel, management has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation.

     In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interest (see detailed description of residual interest under "Revenue" below). Among other factors, the amount of residual interest distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interest may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interest distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interest as it has in the past.


     EVENTS OF DEFAULT

     The Bankruptcy Filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio as mentioned above, and the "Consent Agreement" entered into with the trustees and bond insurers, the Company will have be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to the above mentioned monetary holdbacks provisions contained in the agreement.

     The Bankruptcy Filing may have also created an event of default under the Company's warehouse financing facility, though the Company contends that it does not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to either repay the entire balance outstanding on the warehouse financing facility or force the Company to transfer ownership of the underlying loans held for sale, which are collateralizing the loan.


     FINANCIAL REPORTING

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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities to approximate net realizable value. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.


     SALE OF COMPANY'S ASSETS

     In January 2001, the Company entered into an agreement with an unaffiliated third party to sell certain of its real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is
(i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property is currently in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001, but the purchaser has indicated it may not conclude the purchase.

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program. The agreement stipulates that following termination of the program by Fidelity, the Company would be obligated to purchase the then outstanding balance on the credit card portfolio at par. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. There is no assurance, however, that the Company will be successful in its arbitration. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The parties have subsequently reached a tentative settlement, which will require Bankruptcy Court approval.


     INTEREST RATE RISK MANAGEMENT

     Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale and commitments to fund loans to be held for sale. A loss of $574,000 was recognized on hedging activities for the year ended December 31, 2000, as compared to a gain of $961,000 for the corresponding period in 1999. The notional amount of forward sales of United States Treasury Securities was $18.0 million at December 31, 2000 with an unrealized loss of approximately $311,000.

     LITIGATION

     In addition to being a party to various legal proceedings and asserted claims arising out of the ordinary course of business, the Company has also been involved with several lawsuits which have targeted its lending practices (see
Item 3. "Legal Proceedings"). Any substantial judgment against the Company or settlements in connection therewith may materially diminish, if not eliminate, any distribution to shareholders. The Company is currently unable to assess the ultimate outcome with respect to such claims.


     SECURITIES RISKS

     LIMITED PUBLIC MARKET FOR COMMON STOCK

     There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's Bankruptcy proceeding, business performance, industry dynamics, news announcements or changes in general economic conditions.


     DISCLOSURE RELATING TO LOW-PRICED STOCKS

     The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades. The Company's securities are also subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital. (See "Item 5 - Market for Common Equity and Related Stockholder Matters.")


     CONTROL BY PRINCIPAL STOCKHOLDERS

     Brian and Sarah Chisick, the Company's principal stockholders, and their affiliates control the voting power of approximately 80% of the outstanding Common stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to the affairs of the Company and the election of directors, subject to the jurisdiction of the Bankruptcy Court.

PRE-BANKRUPTCY OPERATIONS

     The Company originated loans through its retail branch network, its Loan by Mail division, and its subsidiary, Coast Security Mortgage. In all, as of December 31, 1999 the Company originated loans through 34 branch offices. The Company believed that originating loans through an extensive retail branch office network not only resulted in the most profitable loan origination strategy due to the significant level of loan origination fees earned by the Company, but also resulted in low delinquencies and losses due to the Company's conservative underwriting criteria. The Company's loan volume was primarily generated through loan originations, with 99% of its 2000 volume coming from its branch and Loan by Mail operations. Although the Company was licensed to originate loans in 18 states and the District of Columbia, its business has historically been concentrated in California.

     The following table shows the geographic distribution of the Company's loan originations and purchases for the years ended December 31:

                                                   2000       1999       1998
                                                 ------------------------------
    United States:
        California...............................    46%        39%        26%
        New York.................................    10         13         10
        Illinois.................................    11          7          8
        New Jersey...............................     9         12         12
        Washington...............................     4          4          4
        Oregon...................................     2          3          4
        Florida..................................     1          2          2
        Colorado.................................     5          4          3
        Others states............................    12         16         23
    United Kingdom (1)...........................    --         --          8
                                                 ------------------------------
          Total..................................   100%       100%       100%
                                                 ==============================

(1) The Company discontinued its United Kingdom loan origination operation in 1998.


     MARKETING

     The Company's primary marketing efforts were designed to identify individuals who, based on the Company's historic customer profiles, displayed a statistical likelihood for becoming a consumer of the Company's products and services and, at the same time, satisfied the Company's underwriting guidelines.

     The Company utilized a proprietary marketing methodology to subjectively analyze the Company's historical customer base to identify characteristics common to its customers. These common characteristics were integrated with information obtained from a number of outside sources, including credit bureaus, related to the homeowner pool in new or existing markets. The Company then focused on those homeowners with common characteristics as its historical customer base.


     MAILING CAMPAIGNS AND TELEMARKETING

     The Company's mailing and telemarketing campaigns focused primarily on Homeowners in the communities surrounding its branch offices. Additionally, mailing campaigns were conducted in communities in which the Company did not have a branch office presence, from which leads were generated for its Loan by Mail division. These campaigns focused on the multiple benefits of the Company's services and loan products. The Company distributed an average of over 1.9 million pieces of mail monthly. All of the Company's mailing campaigns originated from its mail processing center in Irvine, California. The Company continually monitored the effectiveness of each of its mailings and telemarketing campaigns and continued, modified or discontinued a particular campaign based on the results of such monitoring.

     The Company's telemarketing department handled both inbound and outbound calls from and to Homeowners and existing customers. Substantially all of the inbound calls were from Homeowners responding to the Company's mailing campaigns. The Company monitored the effectiveness of each mailing campaign by tracking which campaign was the source of each inbound call. The outbound telemarketing department used computerized predictive dialers to continually solicit Homeowners.

     The telemarketing representative's responsibility was to describe the benefits of the Company's products and services, obtain information about the Homeowner, the subject property and the purpose of the loan and schedule an appointment to have a Company appraiser or a third party appraiser visit and inspect the subject property. The Company monitored the performance of its telemarketing staff on a weekly and monthly basis.


     APPRAISAL

     The Company's property valuation process continued throughout the loan application process. In many instances, the first stage of valuation occurred immediately after a telemarketing representative set an appraisal appointment. Staff at the Company's headquarters gathered publicly available information with respect to recent sales of comparable properties in the same area as the subject property. The estimated value of the subject property was verified to the comparable sales data. Only properties that satisfied this stage of the initial underwriting process were verified and forwarded to either the Company's in-house or third party appraiser.

     Branch appraisals were typically completed by in-house appraisers within two days of the initial telemarketing contact. Loan by Mail appraisals were completed by a third party appraiser due to the centralized nature of their operations. The Company hired certified or licensed appraisers in those states which required such designations.

     Senior appraisers at the Company's headquarters performed a desk review of the property appraisal on the following loan applications: (i) all properties with a market value above $250,000 or less than $100,000, (ii) all loans with a loan amount of $150,000 or greater, (iii) all loan applications with a combined LTV equal to or greater than 69%, (iv) all loan applications prepared by a new branch office for the first 90 days of its existence, (v) all income properties, and (vi) approximately 10% of the loan applications not otherwise reviewed.

     In connection with each securitization of the Company's loans, independent appraisers conducted appraisals on a randomly selected sample of the subject properties that are the collateral for the securitized loans. The valuations of the sample properties determined by the Company's appraisers have, on an average, been 0.69% more conservative than the valuations determined by such independent appraisers.


     LOAN ORIGINATION OPERATIONS

     The branch offices, and Loan by Mail were responsible for completing the sales process. It was the responsibility of the Company's staff to determine the applicant's needs for financing, tailor a loan program to fit the applicant's financial needs, perform preliminary underwriting and provide the applicant a choice of loan products and detailed explanation of the various loan terms. All loan officers of the Company utilized a loan origination software system to determine an applicant's qualifications for the various products offered by the Company. The loan origination software system incorporated the Company's underwriting guidelines with respect to collateral, credit quality, character, and capacity to repay. The loan officer or branch manager ran a credit report for each applicant. The Company utilized a mortgage rating and/or credit score ("FICO Score") derived from a credit score model developed by an independent third party. Based upon such factors, an applicant was preliminarily designated as an "A" through "C" risk, with sub-ratings within each category. The designation was reviewed by the Company's centralized quality control and underwriting department before final approval.

     The typical retail branch office consisted of a branch manager, one or two loan officers, one or two appraisers and one or two loan processors. Loan by Mail was a centralized retail operation with an operations manager and several loan officers. The operation of Coast (a retail mortgage company acquired in July of 1999) was a hybrid of the retail branch and Loan by Mail operations, whereby small branch offices were maintained with branch managers and field representatives, yet the loan officers were centralized similar to Loan by Mail. Loan officers and branch managers were rated and compensated based on loans funded.


     LOAN ORIGINATION AND ACQUISITION THROUGH THIRD PARTY ORIGINATORS

     The Company has historically augmented its loan production by purchasing loans from other affiliated and unaffiliated originators. The Company and these originators entered into mortgage loan purchase agreements which required specified minimum levels of experience in origination of non-conforming mortgage loans and provided representations, warranties and buy-back provisions which were substantially similar to the representations and warranties required of the Company for the securitization of its own loan originations.


     UNDERWRITING

     The main underwriting and quality control functions were centralized at the Company's headquarters. The most significant of the Company's underwriting functions were performed by senior management. The Company maintained a quality control and underwriting department. The Company strove to process each loan application received from its branch office network as quickly as possible in accordance with the Company's loan application approval procedures. Accordingly, most loan applications received decisions within three days of receipt and were funded within 20 business days of approval.

     Loans that clearly conformed to the Company's underwriting guidelines were approved at the first level of review. Other loans that presented more complicated underwriting issues were reviewed by either the senior underwriting personnel or the loan committee.

     The decision of the underwriter to approve, decline or modify a loan was based upon a number of factors, including the appraised value of the property, the applicant's credit quality and the Company's perception of the applicant's ability to repay the loan. With respect to the value of the collateral, loans secured by first mortgages were generally limited to a maximum 85% combined LTV; however, the Company originated loans with a combined LTV of up to 100% for loans expected to be sold on a whole loan basis. Loans secured by second mortgages were limited to a maximum 75% combined LTV. The Company established classifications with respect to the credit profiles of loans and subject properties based on certain of the applicant's characteristics. Each loan application was placed into one of the Company's five ratings ("A" through "C," with sub-ratings within those categories), depending upon the following primary factors: (i) an applicant's mortgage rating, (ii) an applicant's FICO Score,
(iii) an applicant's derogatory and bankruptcy history, if any, and (iv) combined LTVs. Terms of loans made by the Company varied depending upon the classification of the application, the debt to income ratio, income verification and other factors. Applications with lower classifications generally were subject to higher interest rates due to the increased risk inherent in the loan.

     The Company's underwriting staff had extensive experience in the non-conforming loan origination industry. The management of the Company believes that such experience provided the Company with the infrastructure to sustain and maintain its commitment to a high standard of loan underwriting.

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

-----------------------------------------------------------

     (1) The mortgage rating is comprised of two components. The first component represents the number of times the borrower has been delinquent, whereas the second component represents the number of days delinquent. For example, 2 x 30 represents a borrower who has been 30 days delinquent twice.

     The above loan classifications are based on standards used in the "sub-prime" industry and should not be compared to ratings in the conventional loan market.

     In addition to the above criteria, the Company required higher interest rates on loans with certain risk factors. These factors included, among others, an unsubstantiated employment history, a recent foreclosure proceeding, a number of recent delinquent payments on an existing mortgage, a recent bankruptcy filing, non-owner occupied properties, rural properties or the presence of a senior mortgage or zoning restrictions on the subject property.

     The following table reflects the risk classifications of the Company's loan originations and purchases during 2000:

                                                                    TOTAL                         WEIGHTED
                                                                 (DOLLARS IN        % OF       AVERAGE INITIAL
                          LOAN CLASSIFICATION                     THOUSANDS)        TOTAL       INTEREST RATE
         ------------------------------------------------------ --------------- -------------- ----------------
         "A" Risk (1).........................................      $ 58,931         64%             9.5%
         "B" Risk (2).........................................        27,731         30%            10.1%
         "C" Risk.............................................         4,864          5%            11.1%
         "D" Risk (3).........................................           351          1%             9.8%
                                                                --------------- -------------- ----------------
             Total............................................      $ 91,877        100%             9.8%
                                                                =============== ============== ================

-----------------------------------------------------------

     (1) "A" risk includes categories of "A" and "A-"
     (2) "B" risk includes categories of "B" and B-"
     (3) During 1999, the Company originated certain loans which it classified under a "D" credit risk rating. A "D" credit risk rating represented an applicant with a minimum mortgage rating of 1 x 150, a minimum FICO score of zero, and a maximum LTV of 65%.

     LOAN ORIGINATIONS AND PURCHASES

     The following table presents selected information relating to the origination and purchase of loans by the Company for the years ended December 31:

                                                                                  2000           1999          1998
                                                                              -------------- ------------- -------------
     Type of property securing loan:
          Single-family......................................................         91%           90%           89%
          Multi-family and other.............................................          9%           10%           11%
                                                                              -------------- ------------- -------------
                                                                                     100%          100%          100%
                                                                              ============== ============= =============
     Type of mortgage securing loan:
          First lien.........................................................        100%           99%           99%
          Junior lien........................................................          0%            1%            1%
                                                                              -------------- ------------- -------------
     Total...................................................................        100%          100%          100%
                                                                              ============== ============= =============

     Weighted average interest rate..........................................        9.8%          9.1%          9.3%
     Weighted average initial combined LTV (1) ...............................       69.8%         67.3%         65.3%

-----------------------------------------------------------

(1) The LTV of a loan secured by a senior mortgage is determined by dividing the amount of the loan by the appraised value of the mortgaged property at origination. The combined LTV of a loan secured by any junior mortgage is determined by taking the sum of the loans secured by such mortgage and any senior mortgages and dividing by the appraised value of the mortgaged property at origination.


LOAN SALES

     SECURITIZATION

     As a fundamental part of its business and financing strategy, the Company securitized the majority of its loans. In a typical securitization, the Company sold loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issued interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities were used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retained a residual interest in the trust.

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

     The Company arranged for credit enhancement to achieve an improved credit rating on the regular interest certificates issued. This credit enhancement generally takes the form of an insurance policy, issued by a monoline insurance company, ensuring the holders of the regular interest certificates of timely payment of scheduled principal and ultimate payment of scheduled interest at the pass-through rate. In addition, the securitization trust structure typically includes overcollateralization as an additional means of credit enhancement. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated loan losses. Overcollateralization requirements may include an initial deposit, the sale of loans at less than par or retention of distribution to the residual interest certificate holder until a specified overcollateralization amount has been attained. This retention of excess cash flow creates a faster amortization of the scheduled balance of the regular interest certificates than the amortization of the principal balance of the mortgage loans in the securitization pool. Losses resulting from defaults by borrowers on a payment of principal or interest on the loans in the securitized pool will reduce the overcollateralization to the extent that funds are available and may result in a reduction in the value of the residual interest certificates held by the Company. If payment defaults exceed the amount of overcollateralization and excess cash flows, the insurance policy will pay any further losses experienced by holders of the regular interest certificates in the related securitization trust.

     Generally, the Company sold loans to a securitization trust at face value, except when it sold loans at less than par for overcollateralization purposes. Loans were sold without recourse except for certain representations and warranties provided by the Company. Under the terms of the pooling and servicing agreements entered into in connection with a securitization, the Company might be required either to repurchase or to replace loans that do not conform to such representations and warranties. To date, the Company has not been required to substitute or repurchase any such loans.

     The Company retained the right to service loans it securitized from which it derived management servicing fees, prepayment penalties and other ancillary servicing fees, such as late charges, NSF and reconveyance fees. In July 2000, the Company sold its servicing rights portfolio, except with respect to the Company's servicing of its wholly-owned loans of approximately $62.3 million as of December 31, 2000.


     WHOLE LOAN SALES

     Certain loans originated by the Company were not chosen for inclusion in a securitization. These loans included loans with higher combined LTVs and/or loans that have had higher credit risk. The Company originated these loans to earn the origination fees and then sold such loans to wholesale purchasers with higher LTV risk tolerance on a servicing released basis.


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

     In September 1994, the Riegle Act was enacted. Among other things, the Riegle Act makes certain amendments to TILA (the "TILA Amendments"). The TILA Amendments generally apply to mortgage loans (other than mortgage loans to finance the acquisition or initial construction of a dwelling) with (i) total loan origination fees and other fees upon origination in excess of the greater of eight percent of the total loan amount or a certain dollar amount (currently $435) or (ii) an annual percentage rate of more than ten percentage points higher than comparably maturing U.S. Treasury securities ("Covered Loans"). The Company estimates that the majority of the loans originated and a portion of the loans purchased by the Company until the Bankruptcy Filing were Covered Loans.

     The TILA Amendments impose additional disclosure requirements on lenders originating Covered Loans and prohibits lenders from engaging in a pattern or practice of originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. Consistent with its underwriting practices until the Bankruptcy Filing with respect to all loans, the Company applied to all Covered Loans underwriting criteria that took into consideration the borrower's ability to repay.

     The TILA Amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a monthly debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender or an affiliate of such lender. The TILA Amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations. The Company reported $2.2 million, $3.3 million and $4.3 million in prepayment fee revenue in fiscal years 2000, 1999 and 1998, respectively. The decrease in prepayment penalties during 2000 is due to the sale of the Company's servicing rights portfolio in July 2000.


     OTHER LENDING LAWS

     The Company was also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on certain prohibited bases, including race, color, religion, national origin, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. In addition, the Company was subject to the Fair Housing Act, which broadly prohibits certain discriminatory practices in connection with the Company's business. The Company was also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and regulations thereunder.

     There is currently pending new proposed federal legislation, as well as proposals in certain states related to limiting the amount of origination fees and interest rates that a lender may assess a borrower.

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


     INSURANCE REGULATORY LAWS

     As a condition to funding and servicing its loans, the Company requires each borrower to obtain and maintain a policy of insurance providing coverage, at an amount equal to the greater of the replacement cost or loan amount, on any real property securing the borrower's loan. If the borrower fails to provide such coverage prior to closing of the borrower's loan or if the borrower's coverage is subsequently canceled or not renewed at any time during the loan period and the borrower fails to obtain new coverage, the Company will provide coverage on the borrower's behalf under policies insuring the Company's interest in the collateral. Such practice is commonly referred to as "forced placement" of insurance.

     Insurance which is force placed is subject to regulation under TILA, the National Flood Insurance Act, and state insurance regulatory and lender statutes. Such laws and regulations generally impose disclosure and notice requirements which must be satisfied prior to forced placement of coverage, and limitations on the amount of coverage that a lender may obtain to protect its interest in the collateral.

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


EMPLOYEES

     As of December 31, 2000 the Company had a total of 30 full-time employees, which are located at the Company's corporate headquarters in Irvine, California. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     In January 2001, the Company entered into an agreement to sell real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property is currently in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001, but the purchaser has indicated it may not conclude the purchase.

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December, the Company entered into a one-year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with a non-related third party. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing. The Company believes its facility is both suitable and adequate for the current business activities.


ITEM 3.  LEGAL PROCEEDINGS

     In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Bankruptcy Court has enjoined prosecution of this action.

     In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proof of claims filed.

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. In July 2000, the Florida Attorney General commenced an action in Broward Circuit Court seeking similar relief to that sought in Illinois. The Bankruptcy Court has enjoined prosecution of these actions.

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian Chisick, Chairman and Chief Executive Officer of the Company and his wife Sarah in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court has enjoined prosecution of this action.

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

     In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action was in the discovery stage prior to the Company's Bankruptcy Filing.

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The parties have subsequently reached a tentative settlement, which will require Bankruptcy Court approval.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

     As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). Various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of December 31, 2000, the Company had provided for approximately $12.4 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These actions asserted against the Company as claims may materially diminish, if not eliminate, any distribution to shareholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual shareholder meeting on December 18, 2000 during which time the stockholders elected a director to hold office for an additional term and also ratified the appointment of the Company's independent accountants.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In July 1996, the Company's Common Stock began trading under the symbol FACO on the NASDAQ National Market. The NASDAQ-Amex Market Group, a NASD Company, delisted the Company's Common Stock from the NASDAQ National Market as of the opening of business on April 20, 2000 due to (i) the uncertainty regarding the timing of effectiveness for a plan of bankruptcy reorganization;
(ii) the uncertainty regarding the specific terms of the planned bankruptcy reorganization; (iii) the Company's failure to satisfy NASDAQ's continued listing requirements; (iv) concerns regarding the residual equity interest of the existing listed securities holders; and (v) the Company's Bankruptcy Filing under Chapter 11 of the U.S. Bankruptcy Code and associated public interest concepts set forth under Marketplace Rules 4450(f) and 4430(a)(3). The Company's stock is currently quoted on the NASD's electronic bulletin board under the symbol "FACOQ." The Company currently has 17,864,788 outstanding shares of Common Stock. The following table sets forth the range of high and low closing sale prices of the Company's Class A Common Stock for the periods indicated:

                                                       High            Low
                                                   -------------- --------------
    2000
       First Quarter...............................      3 1/8          1 2/3
       Second Quarter..............................      2 1/5      0.001
       Third Quarter...............................        1/2            2/9
       Fourth Quarter..............................        1/4      0.030

    1999
       First Quarter...............................      5 11/16        2 11/16
       Second Quarter..............................      4 3/8          2 15/16
       Third Quarter...............................      3 7/16         1 3/4
       Fourth Quarter..............................      3 7/16         1 5/16

    1998
       First Quarter...............................     18 1/2         12 7/8
       Second Quarter..............................     17 3/8          7
       Third Quarter...............................     10 3/8          6
       Fourth Quarter..............................      6 1/4          2 3/8

     In February, 2001, the Company filed a "no-action letter" with the Securities and Exchange Commission ("SEC") requesting the SEC to grant the Company relief from any further reporting requirements under Section 13(d) or 15(d) of the Exchange Act and Rule 202 of Regulation S-T. This request was made provided that the Company undertakes to disclose any material development relating to the reorganization/liquidation on a Current Report on Form 8-K. There is no assurance, however, that the SEC will grant the Company its request. The Company, however, will continue to file its Monthly Operating Reports which it files with the U.S. Trustee office under a Current Report on Form 8-K.

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

     As partial consideration for obtaining its $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants during both 1998 and 1999. The stock warrants granted in 1998 provide the lender the option to purchase 1% of the Company's then outstanding common stock, with an effective date of January 15, 2001. The original effective date of the 1998 warrants was amended in 1999 from February 15, 1999. These warrants have a 10-year exercise period and were granted at an exercise price of $3 5/16. The warehouse lender subsequently released all rights, titles and interest that it had with respect to the 1998 warrants, and released the Company from any obligation thereunder. The stock warrants granted in 1999 provide the warehouse lender the option to purchase 4.9% of the Company's then outstanding common stock, with an effective date of January 15, 2000. These warrants have a 10-year exercise period and were granted at an exercise price of $2.00. The warehouse lender has not exercised its call option under any of the above described stock warrant arrangements.

     In July 1996, the shareholders of the Company approved a Stock Incentive Plan for directors, officers and other key employees of the Company, under which 2,125,000 shares of Common Stock were available for grant. Under the plan, options vest 25% six months from the date of grant, and 25% each year thereafter until fully vested, and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service. The Company granted 127,105 shares under this plan during the first quarter of 2000, at an average exercise price of $2.40. No options have been granted under the plan following the Bankruptcy Filing. The balance of outstanding and unexercised options as of December 31, 2000 was 976,279 with an average exercise price of $5.58.

     As of December 31, 2000, Brian Chisick, Chairman of the Board and chief executive officer and a director of the Company, and Sarah Chisick, a director of the Company, are the beneficial owners of 14,168,800 outstanding shares of Common Stock, constituting approximately 80% of the Company's outstanding voting power. Pursuant to information included in Schedule 13(d) (Amendment No. 4) filed on October 17, 2000 by the Chisicks: the above shares include 2,222,600 shares held in escrow pending (i) the evaluation by the Company of the opportunity of the Company to purchase such stock, and (ii) the review of the transaction by the U.S. Bankruptcy Court. The Schedule 13(d) states that the escrow shares will not be voted by the Chisicks pending the resolution by the U.S. Bankruptcy Court of certain matters related to the Company's opportunity to purchase the escrow shares.

     In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Common Stock. The Company repurchased approximately 84,500 shares during the first quarter of 2000 at an average price of $2.93 per share. Cumulatively, as of December 31, 2000 the Company has repurchased approximately 4.3 million shares of Common Stock for a cost of approximately $52.3 million.

     On March 13, 2001, the Company had approximately 15 stockholders of record of its Common Stock. The Company believes its Common Stock is beneficially held by more than 880 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                          FIRST ALLIANCE CORPORATION
                                     SELECTED CONSOLIDATED FINANCIAL DATA


                                                          1/1 - 3/31,
                                                             2000         1999         1998          1997        1996(1)
                                                         -------------------------------------------------------------------
                                                                              (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Gain (loss) on sale of loans..........................  $      5     $  12,288     $  10,699   $  22,644     $  10,965
   Net loan origination and other fees...................     1,307        41,239        44,252      44,034        37,206
   Interest revenue......................................     3,169        14,024        21,754      21,396        13,562
   Loan servicing and other fees revenue.................     1,121         2,388         7,103       7,575         9,138
   Total revenue.........................................     5,602        69,939        83,808      95,649        70,871
   Interest expense......................................     1,840        11,180         8,382       3,164         2,655
   Non-interest expense..................................    26,093        52,381        52,473      39,840        29,977
   Income before income tax provision....................   (22,331)        6,378        22,953      52,645        38,239
   Net income............................................   (14,515)        3,828        14,216      32,772        32,139
   Basic net income per share............................     (0.81)         0.21          0.73        1.50          1.72
   Diluted net income per share..........................     (0.81)         0.21          0.73        1.49          1.72
   Pro forma net income (2)..............................                                                          22,562
   Pro forma diluted net income per share (2) ...........                                                            1.02
   Income (loss) before income tax provision as a % of
      revenue............................................     (399%)         9.1%         27.4%       55.0%           54%
   Dividends declared (3) ...............................                                                       $  60,080
STATEMENT OF FINANCIAL CONDITION DATA:
   Cash and cash equivalents ............................  $  9,320     $  15,086     $  18,052   $  14,032     $  27,414
   Loans held for sale ..................................    80,917        19,782        24,421      54,872        11,023
   Loans receivable held for investment (4)..............       714         1,521        57,667       2,082         2,432
   Residual interests....................................    44,763        48,222        48,720      50,238        29,253
   Mortgage servicing rights.............................     7,562         8,673        10,033       9,240         6,025
   Total assets..........................................   165,645       112,154       177,603     158,147        87,457
   Total borrowings......................................    80,871        18,748        88,818      57,767           131
   Stockholders' equity .................................    65,836        79,105        74,587      91,277        77,978
OTHER DATA:
   Loan originations and purchases:
     Retail originations.................................  $ 69,510     $ 410,040     $ 458,788   $ 398,359     $ 291,807
     Coast Security Mortgage.............................    16,548        47,855
     Loan by Mail........................................     5,257        16,012
     Wholesale purchases.................................       563         9,632        74,805     130,151        32,681
                                                         -------------------------------------------------------------------
        Total ...........................................  $ 91,878     $ 483,539     $ 533,593   $ 528,510     $ 324,488
                                                         ===================================================================
   Average origination loan size.........................  $    121     $     108     $      94   $      88     $      83
   Number of operating branches..........................        --            35            32          33            23
   Weighted average interest rate on loan originations
      and purchases......................................      9.8%          9.1%          9.3%        9.5%          9.6%
   Weighted average initial combined loan-to-value ratio      69.8%         67.3%         65.3%       62.5%         62.2%
   Loan sales:
    Securitizations......................................  $     --     $ 429,990     $ 430,003   $ 339,005     $ 267,661
    Whole loan sales.....................................    24,544       130,872       154,111     144,633        71,864
                                                         -------------------------------------------------------------------
        Total ...........................................  $ 24,544     $ 560,862     $ 584,114   $ 483,638     $ 339,525
                                                         ===================================================================
   Servicing portfolio (5) ..............................  $901,999     $ 892,327     $ 865,663   $ 799,085     $ 641,191
   Total delinquencies as a % of the servicing portfolio.      4.2%          3.5%          4.8%        4.1%          5.5%
   Real estate owned (6).................................  $  1,568     $   1,141     $   2,063   $   1,688     $   3,951
   Real estate owned as a % of the servicing portfolio...      0.2%          0.1%          0.2%        0.2%          0.6%
   Losses on real estate owned as a % of the average
     servicing portfolio during the period (7)...........     0.06%         0.15%         0.12%       0.24%         0.35%

---------------------
(1) During 1996, the Company completed the IPO whereby 6,037,500 shares of Class A Common Stock were issued and the Company changed its tax status from that of an S corporation to that of a C corporation. The Company received $63 million of net proceeds from the IPO, of which $45 million was used to pay the S distribution notes.
(2) Pro forma amounts reflect adjustments for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. The Company ceased to be an S corporation concurrent with the IPO in July 1996.
(3) Included in dividends in 1996 is $45 million of S distribution dividends made in the form of the S distribution notes. Historical dividends include dividends used by the stockholders to pay income taxes on the Company's S corporation earnings and are not indicative of the Company's present dividend policy.
(4) During 1998, the Company discontinued its United Kingdom loan originations. Accordingly, the Company had reclassified approximately $57 million of such loans from loans held for sale to loans receivable held for investment at December 31, 1998. In July 1999, the Company sold its entire portfolio of United Kingdom loans.
(5) In July 1999, the Company sold its entire servicing portfolio of United Kingdom loans of approximately $48.7 million. The United Kingdom portfolio represents approximately $29.4 million and $63.6 million of the total servicing portfolio balance at December 31, 1997 and 1998, respectively.
(6) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(7) Losses on real estate owned as a percentage of the average servicing portfolio is annualized during 2000 since only activity for the first quarter is presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BANKRUPTCY

     On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over the assets of the Company. As a debtor in possession, the Company remains in control of its assets and is authorized to operate its business, subject to the supervision of the Bankruptcy Court. The Company's filing is expected to facilitate the reorganization, marketing, sale and liquidation of the Company's remaining business and assets. The Company has laid off over 400 employees, ceased all loan origination and branch operations, and therefore, has no operating loan origination business. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. The Company's decision to file bankruptcy was primarily due to legislative proposals limiting revenue generating capacity and increased litigation from private attorneys and state and federal agencies. For financial statement presentation only, March 31, 2000 will be considered the effective date of the Bankruptcy Filing.

     Since the Bankruptcy Filing, the Company has been principally engaged in dealing with bankruptcy-related matters, and, together with its outside advisors, formulating a substantially modified business strategy in an effort to expeditiously formulate, confirm and consummate a plan to sell and market the Company's business units and related assets. The Company, which at its peak employed over 450 people, had approximately 30 full-time employees housed at its corporate headquarter in Irvine, California as of December 31, 2000. The primary function of the remaining staff is to assist the Company in facilitating the sale of the Company's remaining assets and settlement of its related liabilities.

     In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

     Management, based upon the advice of its outside legal bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.


FINANCIAL STATEMENT PRESENTATION

     As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the liquidation basis of accounting and financial statement presentation was adopted for periods subsequent to March 31, 2000. Accordingly, for financial information presented subsequent to March 31, 2000, the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets Available for Liquidation," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Prior to March 31, 2000, the Company reported "Consolidated Statement of Financial Condition" and "Consolidated Statement of Operations" using the accounting principles applicable to going concern entities. Therefore, financial statements presented for the period prior to the Bankruptcy Filing are not comparable to the financial statements presented subsequent to the Bankruptcy Filing, which applies the liquidation basis of accounting.

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company has recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities to approximate net realizable value.


REVENUE

     The Company's revenue has historically been comprised of three primary components, consisting of loan origination and sale, loan servicing and other fees, and interest income. The Bankruptcy Filing has lead to the closure of the Company's loan origination and retail branch operations. In addition, the Company sold the majority of its servicing rights portfolio in July 2000. The Company's current business operation has now been reduced to the servicing of approximately $62.3 million of its wholly-owned loans. Consequently, the Company's current sources of cash include servicing income from its remaining servicing business, proceeds from liquidation of assets and interest income from residual interests, loans held for sale and interest earned on outstanding cash balances. Other than proceeds from the sale of assets, the Company expects servicing and interest income to be its only source of revenue.


     REVENUE COMPONENTS

     The following discussion describes the Company's historical revenue sources, most of which have been discontinued as of the date of this report.

     Loan origination and sale revenue consisted of gain on sale of loans and the recognition of net origination fees. The Company's strategy of originating, as compared to purchasing, the majority of its loan volume resulted in the generation of a significant amount of loan origination fees.

     Loan servicing and other fee income represent management servicing fees and other ancillary fees, including prepayment penalties, received from servicing loans and income generated from the Company's credit card operations, which was discontinued in late 1998. Mortgage servicing rights were amortized against loan servicing and other fee income over the period of estimated net future servicing fee income.

     Interest and other income is primarily comprised of three components: (i) interest on loans held for sale during the warehousing period and loans receivable held for investment, (ii) interest on residual interests, and (iii) interest from investments.


     SECURITIZATIONS

     As a fundamental part of its business and financing strategy, the Company securitized the majority of its loans. In a typical securitization, the Company sold loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issued interest-bearing securities, referred to as regular interest, which were collateralized by the underlying mortgages. The proceeds from the sale of the securities were used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retained a residual interest in the trust.

     Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classified the residual interests as trading securities, which are carried at fair value. The Company did not consummate a securitization during 2000 and therefore did not record a gain on servicing retained sales.

     As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. The Company utilizes a cash flow modeling technique in order to arrive at the fair value of residual interest. The Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. To value residual interest at the time of securitization, the Company used historical prepayment experience assumptions. To value the residual interest at each reporting period, the Company arrives at its prepayment assumptions by using the actual six-month prepayment average, which is applied to the first 18 months of cash flows, and the actual life to date prepayment average to the remaining months of cash flows. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. As of December 31, 2000, the Company's investment in residual interest totaled $37.6 million.

     The Company utilized the following key assumptions to value its residual interest certificates originated during 1999:

                                                             -----------------------------------------------
                                                                                  1999
                                                             -----------------------------------------------
                                                               Fixed Rate         Adjustable
                                                                  Loans         Rate Loans (1)      Total
                                                             -----------------------------------------------
Weighted average CPR........................................        29%               39%              34%
Weighted average discount rate..............................        18%               18%              18%
Weighted average annualized credit
   losses - in basis points.................................        50                50               50
Weighted average life (in years)............................      2.90              1.99             2.43


     The Company utilized the following assumptions to re-value its residual interest for all outstanding securitization at years end 2000 and 1999:

                                          ----------------------------------------- --------------------------------------------
                                                            2000                                       1999
                                          ----------------------------------------- --------------------------------------------
                                          Fixed Rate     Adjustable                  Fixed Rate       Adjustable
                                             Loans     Rate Loans (1)     Total         Loans       Rate Loans (1)     Total
                                          ----------------------------------------- --------------------------------------------
                                                   (Dollars in thousands)                     (Dollars in thousands)
Weighted average CPR....................          25%           43%           31%            28%             44%          34%
Weighted average discount rate..........          17%           17%           17%            17%             17%          17%
Weighted average annualized credit
   losses - in basis points.............          53           132            79             51              86           64
Weighted average life (in years)........        3.22          1.57          2.68           3.03            1.83         2.58
Fair value of residual interest at year
end                                          $20,163       $17,463       $37,626        $24,927         $23,295      $48,222


(1) Loans which carry a fixed interest rate for the first two or three years of the loan contract and which adjust to a variable rate for the remaining life of the contract are classified as and included under "Adjustable Rate Loans."

     A sensitivity analysis as to an adverse impact on the 2000 year end fair value of residual interest based on certain changes to the key assumptions is as follows:

                                                                     ---------------------------------------------
                                                                                         2000
                                                                     ---------------------------------------------
                                                                      Fixed Rate         Adjustable
                                                                        Loans          Rate Loans (1)      Total
                                                                     -------------    -----------------    -------
                                                                             (Dollars in thousands)
SENSITIVITY AS TO CPRS
Adverse impact on fair value as to a 5% increase in CPR............    $1,177               $ 456        $1,633
Adverse impact on fair value as to a 10% increase in CPR...........     2,097                 873         2,970

SENSITIVITY AS TO DISCOUNT RATES
Adverse impact on fair value as to a discount rate of 18%..........       721                 432         1,153
Adverse impact on fair value as to a discount rate of 20%..........     1,668               1,137         2,805

SENSITIVITY AS TO ANNUALIZED CREDIT LOSSES
Adverse impact on fair value as to a 10 basis point increase in
    credit losses..................................................       947                 230         1,177
Adverse impact on fair value as to a 20 basis point increase in
    credit losses..................................................     1,889                 463         2,352

SENSITIVITY AS TO LIBOR
Adverse impact on fair value as to a 0.5% increase in LIBOR........       N/A                 452           452
Adverse impact on fair value as to a 1.0% increase in LIBOR........       N/A                 929           929


     The following table represents certain loan characteristics related to the Company's securitization as of the years ended 2000 and 1999:

                                                 ------------------------------------------------------------
                                                                             2000
                                                 ------------------------------------------------------------
                                                    Fixed Rate            Adjustable
                                                       Loans             Rate Loans (1)           Total
                                                 ------------------   --------------------   ----------------
                                                                     (Dollars in thousands)
Weighted average coupon.........................           9.49%                 10.24%               9.73%
Number of loans.................................          5,418                  1,985               7,403
Total principal amount of loans.................       $419,816               $203,402            $623,218
Yield to bondholders............................           6.89%                  7.00%               6.93%
Net spread to residual holder (2)                          1.90%                  2.58%               2.12%
Current overcollateralization level.............        $12,834                $15,957             $28,791
Overcollateralization target....................        $13,164                $17,580             $30,744
Principal amount of loans 30 days
   or more past due (3).........................        $18,161                $18,675             $36,836
Net credit losses during the year...............           $202                   $756                $958

------------------
(1) Loans which carry a fixed interest rate for the first two or three years of the loan contract and which adjust to a variable rate for the remaining life of the contract are classified as and included under "Adjustable Rate Loans"
(2)  Represents gross spread minus servicing, trustee and insurance fees
(3)  Including REOs

     MORTGAGE SERVICING RIGHTS

     Upon securitization or sale of servicing retained loans, the Company capitalized the cost associated with the right to service mortgage loans based on a fair value analysis of the mortgage servicing rights. The Company determined the fair value of mortgage servicing rights based on the present value of estimated net future cash flows related to servicing income. Such cash flow projections incorporated assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. In July 2000, the Company sold its servicing rights portfolio to an unaffiliated third party. The sale did not have a material adverse effect on the Company's financial condition, however, the Company's source of future loan servicing revenues has significantly diminished as a result of this transaction. As of December 31, 2000, the Company is servicing approximately $62.3 million of its wholly-owned loans.


     LOAN ORIGINATION AND PURCHASES

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   2000          1999          1998
                                                                               ------------------------------------------
                                                                                        (Dollars in thousands)
     Loan originations and purchases:
         Retail originations...................................................    $ 69,510     $ 410,040     $ 458,788
         Coast Security Mortgage...............................................      16,548        47,855            --
         Loan by Mail..........................................................       5,257        16,012            --
         Wholesale purchases...................................................         562         9,632        74,805
                                                                               ------------------------------------------
              Total originations and purchases.................................    $ 91,877     $ 483,539     $ 533,593
                                                                               ==========================================

     Number of operating branches as of the end of the period:
         United States:
           California ..........................................................          --            12             8
           Other States........................................................          --            23            24
         United Kingdom........................................................          --            --            --
                                                                               ------------------------------------------
              Total ............................................................          --            35            32
                                                                               ==========================================

     Weighted average initial interest rate....................................         9.8%          9.1%           9.3%
     Weighted average initial combined loan-to-value ratio.....................        69.8%         67.3%          65.3%
     Average origination loan size.............................................    $  121       $   108       $     94


     Total originations and purchases decreased 81% during 2000 and 9% in 1999. The decrease in originations during 2000 was due to the Company's Bankruptcy Filing in March 2000 and the related closure of the origination operation. Originations increased 3% in 1999, partially offset by decreases of 87% in wholesale purchases during the same periods. The increase in originations in 1999 was primarily due to volume generated by Coast, a subsidiary purchased by the Company during 1999. The decrease in wholesale purchases in 1999 was due to the discontinuation of the Company's low LTV purchase program in 1998.


     LOAN SALES

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   2000          1999          1998
                                                                               ------------------------------------------
                                                                                        (Dollars in thousands)
     Securitizations............................................................    $     --     $ 429,990     $ 430,003
     United Kingdom whole loan sales...........................................          --        47,028            --
     Domestic whole loan sales  ................................................      26,335        83,844       154,111
                                                                               ------------------------------------------
         Total .................................................................    $ 26,335     $ 560,862     $ 584,114
                                                                               ==========================================

     Loan sales, including securitization, decreased 96% in 2000 and 4% in 1999. The decrease in loan sales during 2000 is attributable to the Company's Bankruptcy Filing in March and related closure of the origination operation. In addition, the Company was unable to execute its first quarter scheduled securitization of approximately $85 million. The decrease in loan sales during 1999 is attributable to lower purchases volume.


RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     A discussion of the material factors which affected the Company's results of operations (for the periods prior to March 31, 2000) and changes in its net assets in liquidation (for the period of April 1, 2000 to December 31, 2000) is presented below:


     2000 COMPARISON TO 1999

     For the year ended December 31, 2000, the Company reported (i) net loss of $14.5 million from January 1, 2000 to March 31, 2000 and (ii) an excess of expenses (including income taxes) over income of $11.7 million from April 1, 2000 to December 31, 2000, resulting in a total loss of $26.2 million. Such loss compares to net income of $3.8 million earned during 1999. The decrease in net income during 2000 as compared to the prior year is primarily related to a decrease in revenues, offset by lower expenses and a net operating loss carryback tax benefit. Revenues decreased $50.3 million due to lower loan origination and sale revenue resulting from the Company's Bankruptcy Filing, the discontinuation of the Company's loan origination operation and the sale of its servicing rights portfolio. The decrease in expenses of $15.7 million during 2000 is also attributable to the discontinuation of the Company's loan origination operation and termination of over 90% of the Company's employees. Such decrease was offset by an increase in liquidation costs and adjustment to liquidation basis (see explanation below). Additionally, the Company recorded a tax benefit of $2.1 million in 2000, as compared to a tax provision of $2.5 million during 1999.

     As mentioned earlier, the Company adopted the liquidation basis of accounting due to the Bankruptcy Filing and management's intention to liquidate the assets of the Company. Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company has recorded approximately $9.9 million in estimated liquidation cost accruals as of December 31, 2000.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, the Company recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $4.1 million during 2000.


     1999 COMPARISON TO 1998

     Net income before taxes decreased $16.6 million as compared to 1998. Such decrease is primarily attributable to a $13.9 million decrease in revenues coupled with a $2.7 million increase in expenses.

     Total revenues decreased 17% or $13.9 million in 1999 primarily due to lower loan origination and sale revenue, combined with lower loan servicing and other fees, and interest revenue.

     Loan origination and sale revenue decreased 3% or $1.5 million in 1999. The decrease during 1999 is attributable to lower net loan origination fees, partially offset by higher gain on sale.

     Despite a 9% increase in retail loan sales (excluding the United Kingdom loan sale) during 1999, net loan origination fees decreased $3.0 million or 7%. Net loan origination and other fees did not fluctuate in the same proportion as retail loan sales, primarily due to a decrease in weighted average origination fees during 1999. Weighted average origination fees decreased from 13.5% during 1998 to 10.4% during 1999.

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

     The decrease in gain from securitizations during 1999 as compared to 1998 is primarily related to a decrease in value of residual interest, mortgage servicing rights and higher securitization costs, all of which were partially offset by less premiums paid on wholesale purchases and increased hedging gains. The value of residual interest and mortgage servicing rights decreased $8.5 million as compared to 1998. Residual interest and mortgage servicing rights as a percent of loans securitized decreased to 3.5% during 1999 as compared to 5.4% for the prior year. The decrease in the value of residual interest was primarily due to lower spreads and upfront collateralization resulting from less favorable market conditions. In addition, the value of residual interest and mortgage servicing rights was also affected by an increase in the weighted average constant prepayment rate ("CPR") assumption utilized to value such assets. The Company increased its weighted average CPR assumptions during 1999 to 34% from 30% during 1998. Furthermore, costs related to securitization increased by $0.6 million in 1999. The decrease in the value of residual interest, mortgage servicing rights and increased securitization costs was partially offset by a $3.7 million reduction in premiums paid on wholesale purchases, coupled with a reduction in hedging losses of $2.7 million during the current year, when compared to the prior year. (See table of key assumptions used under Item 7. General.)

     Interest revenue decreased $7.7 million or 36% in 1999 as compared to 1998. The decrease in interest revenue in 1999 is primarily related to a decrease in interest from residual interest, loans held for sale, the Company's United Kingdom loan portfolio, and other investments. Interest revenue derived from residual interest decreased $3.8 million in 1999, primarily due to greater than expected prepayments experienced during the current year. Interest revenue related to loans held for sale decreased $1.5 million as compared to 1998 due to lower average balances of loans outstanding. Interest revenue related to the Company's United Kingdom portfolio decreased by $1.9 million as a result of the sale of the loan portfolio in July 1999. Furthermore, interest revenue related to other investments decreased $0.5 million as compared to 1998, primarily as a result of the absence of a warehouse financing receivable in 1999, which existed in 1998.

     Loan servicing and other fee income decreased $4.7 million or 66% in 1999. The decrease in 1999 is primarily attributable to a $2.6 million decrease in income from the Company's credit card operations, and an approximately $2.1 million decrease in loan servicing income. The decrease in income derived from the credit card operations was a result of higher charge-offs experienced during the year, as well as a $1.6 million negative valuation adjustment related to the credit card portfolio. The negative valuation adjustment relates to the Company's affinity real estate secured credit card program, which was entered into with Fidelity in February 1997. The agreement stipulated that following termination of the program by Fidelity, the Company would be obligated to purchase the then outstanding balance on the credit card portfolio at par. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. Although the Company is currently disputing the terms of the obligation and has sought arbitration, the Company recorded a negative valuation adjustment to reflect the difference between the market value of the credit card portfolio and its potential obligation to purchase the portfolio. The decrease in loan servicing income during 1999 is attributable to lower prepayment penalties, combined with an increase in mortgage servicing amortization and reserves for servicing advances. The increased acceleration in amortization of mortgage servicing rights was primarily due to higher than expected prepayments.

     EXPENSE

     Total expense increased 4% or $2.7 million in 1999 from 1998.

     Compensation and benefits, advertising, professional services, supplies, and travel and training decreased by 12% or $5.0 million in 1999. The decrease in such expenses during 1999 is primarily due to discontinuation of the Company's affinity credit card program and United Kingdom operations in December 1998, partially offset by an increase in expenses due to the acquisition of Coast and the development of the Company's E-commerce and Loan by Mail divisions.

     Facilities and insurance increased 21% or $0.9 million in 1999. The increase in facilities and insurance in 1999 is primarily related to an increase in lease obligation reserves related to non-operating branches.

     Depreciation and amortization increased $0.3 million in 1999. The increase during 1999 is primarily due to acceleration of depreciation related to property located in non-operating branches and amortization of goodwill related to the Coast acquisition.

     Interest expense increased 33% or $2.8 million in 1999. The increase in 1999 is attributable to (i) an increase in debt issuance costs, (ii) an increase in costs of funds related to the Company's credit card operations, (iii) an increase in foreign currency loss related to a secured term loan facility denominated in United States dollars, and (iv) an increase in interest on notes, all of which is partially offset by a decrease in interest from the Company's credit facilities. Debt issuance cost increased $2.6 million and relates to the Company's $150 million warehouse financing facility. Cost of funds related to the Company's credit card operations increased $0.9 million due to an increase in the average balance of credit cards serviced. Foreign currency loss which relates to the Company's secured term loan facility, denominated in United States dollars, increased $0.6 million due to foreign currency devaluation. Interest on notes payable increased $0.3 million during 1999 due to the financing of the building where the Company's telemarketing facilities are located in Irvine, California. Interest expense from the Company's credit facilities decreased $1.6 million primarily due to a 33% decrease in the average balance outstanding during the year.

     Legal expense increased $3.4 million in 1999. Such increase is primarily related to legal settlement agreements and an increase in attorneys' fees and reserves related to the ongoing legal matters (see Item 3. Legal Proceedings).

     Other expenses increased $0.3 million during 1999, primarily due to an increase in provision for loan losses for real estate owned ("REO") and loans held for investment.


INCOME TAXES

     The Company's actual tax rates for 2000, 1999 and 1998 were (7.4)%, 40.0% and 38.1%, respectively.

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

SERVICING

     The following tables provide data on loan delinquency, REO and net losses for the Company's servicing portfolio, which includes Company-owned loans:

                                                                       AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                                     2000                       1999                        1998
                                        ---------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                         Thousands)     Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                        -------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio ....................    $ 62,296                    $892,327                    $865,663
                                        ==============               =============               =============
30-59 days delinquent...................    $    993          1.6%      $  5,889          0.7%      $ 11,565          1.3%
60-89 days delinquent...................         181          0.3%         3,320          0.4%         7,794          0.9%
90 days or more delinquent..............       1,993          3.2%        21,699          2.4%        22,464          2.6%
                                        -------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................    $  3,167          5.1%      $ 30,908          3.5%      $ 41,823          4.8%
                                        =============  ============= ============  ============= ============= =============
REO (1)                                     $   ----         ----%      $  1,141          0.1%      $  2,063          0.2%
                                        ============== ============= ============= ============= ============= =============

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------
                                                                          2000                1999               1998
                                                                   -------------------- ------------------ -----------------
                                                                                    (Dollars in thousands)
Average servicing portfolio (2) ...................................      $853,001            $867,884            $845,607
Net losses (3).....................................................           687               1,288                 983
Percentage of average servicing portfolio.........................           0.14%               0.15%               0.12%


-----------------------------------------------------------

(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balance at the beginning and end of each quarter, except for 2000, in which case July 31, 2000 is used as the ending balance. As of July 31, 2000, the Company transferred all loans serviced for others to a third party servicer.
(3) Net losses represent losses realized with respect to disposition of REO. For the year ended December 31, 2000, net losses with respect to the disposition of REOs is as of July 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The report of the Company's current independent auditors, Hein + Associates LLP, accompanying the Company's consolidated statement of net assets available for liquidation, as of December 31, 2000, the related consolidated statements of changes in net assets for the period from April 1, 2000 through December 31, 2000, and the statement of operations and cash flows from January 1, 2000 through March 31, 2000, includes an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and that because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. As a result, the Company's financial statements for such periods included in this Annual Report on Form 10-K for the year ended December 31, 2000 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.

     The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of December 31, 2000, the Company had unrestricted cash and cash equivalents of $21.1 million.

     In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interest (see detailed description of residual interest under "Revenue" below). Among other factors, the amount of residual interest distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interest may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interest distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interest as it has in the past.

     In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale of all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

     The Bankruptcy filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio, the Company entered into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to monetary holdback provisions contained in the agreement. Included in the Company's restricted cash balance is approximately $3.1 million in monetary holdbacks related to this transaction. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization.

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

     The Company has experienced a significant increase in legal expenses over the last two years, which have had a material adverse effect on the Company's results of operations and financial condition. Such legal expenses have related to legal settlement agreements, and an increase in attorneys' fees and reserves for ongoing legal matters. There is no assurance that legal expenses will be reduced in the future (see Item 3. Legal Proceedings).

     In January 2001, the Company entered into an agreement to sell real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property is currently in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. There is no assurance, however, that this transaction will successfully close. The Bankruptcy Court approved this transaction on March 12, 2001, but the purchaser has indicated it may not conclude the purchase.

    The Company believes that its current cash position coupled with cash generated from its existing operations will be sufficient to fund its operations for the next twelve months.


EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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


INFLATION

     Although the Company's operations can be influenced by general economic trends, management does not believe that inflation had a significant impact on the financial statements presented.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans receivable and loans held for sale are based on the expectancy of liquidation. The cash flows for residual interest in securities, loans held for investment and mortgage servicing rights are based on maturity date and are adjusted for expected prepayments which are based on historical information. Cash flows for warehouse financing and notes payable are based on the expectancy of liquidating the assets to repay the financing, and are also based on the maturity dates. For purposes of cash flow presentation, premiums or discounts on purchased assets, interest earned or payable, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. See Item 1. Interest Rate Risk Management, for a discussion of risk related to hedging.

     The following table provides information as of December 31, 2000 with respect to the Company's primary categories of assets and liabilities, which are sensitive to changes in interest rates:

                                            YEAR 1         YEAR 2        YEAR 3        YEAR 4        YEAR 5      THEREAFTER
                                                                        (DOLLARS IN THOUSANDS)
                                          ------------------------------------------------------------------------------------
ASSETS:
   Loans receivable                         $ 57,228
   Average interest rate                        9.72%
   Residual interests in securities         $ 37,626
   Average interest rate                       16.86%

LIABILITIES:
   Warehouse financing facility and
     secured term loan                      $ 51,486
   Average interest rate                        8.07%
   Notes payable                            $  4,532
   Average interest rate                        7.25%


Note: Management, based upon the advice of its legal bankruptcy counsel, believes that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation proceedings.

     The following table provides information as of December 31, 1999 with respect to the Company's primary categories of assets and liabilities which are sensitive to changes in interest rates:

                                            YEAR 1         YEAR 2        YEAR 3        YEAR 4        YEAR 5      THEREAFTER
                                                                        (DOLLARS IN THOUSANDS)
                                          ------------------------------------------------------------------------------------
ASSETS:
   Trading
     Loans held for sale - excluding
       net deferred fees                    $ 21,300
     Average interest rate                      9.57%
     Residual interests in securities       $ 14,101      $ 11,468        $10,831      $ 5,025         $ 3,156     $ 3,641
     Average interest rate                     16.85%        16.85%         16.85%       16.85%          16.85%      16.85%

   Non-trading
     Loans receivable held for investment,
       gross                                $    536      $    375        $   262      $   184         $   129     $   300
     Average interest rate                     10.79%        10.79%         10.79%       10.79%          10.79%      10.79%
     Mortgage servicing rights              $  4,236      $  2,282        $ 1,169      $   530         $   215         241
     Average interest rate                     17.09%        17.09%         17.09%       17.09%          17.09%      17.09%

LIABILITIES:
   Warehouse financing facility             $ 14,122
   Average interest rate                        7.72%
   Notes payable                            $    428      $    434        $   441      $   115         $   123     $ 3,085
   Average interest rate                        7.24%         7.24%          7.24%        7.24%           7.24%       7.24%


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


DISCLAIMER OF OPINION ON FINANCIAL STATEMENTS

     The report of the Company's current independent auditors, Hein + Associates LLP, accompanying the Company's consolidated statement of net assets available for liquidation, as of December 31, 2000, the related consolidated statements of changes in net assets for the period from April 1, 2000 through December 31, 2000, and the statement of operations and cash flows from January 1, 2000 through March 31, 2000, includes an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and that because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. As a result, the Company's financial statements for such periods included in this Annual Report on Form 10-K for the year ended December 31, 2000 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the current executive officers and directors and the nominee for election to the Board of Directors of the Company.

                                                                                                          CLASS
                NAME                                    POSITION(S) WITH THE COMPANY                       (1)
-------------------------------------   --------------------------------------------------------------  ----------
Brian Chisick (2)                       Chairman of the Board, Chief Executive Officer, and                II
                                        Director, NOMINEE FOR REELECTION

Sarah Chisick                           Director, NOMINEE FOR REELECTION                                   II

Merrill Butler (2) (3)                  Director                                                           III

Daniel K. Stevenson (2) (3)             Director                                                           III

Francisco Nebot                         President, Chief Financial Officer and                              I
                                        Director,

Jerry Hager                             Executive Vice President and General Counsel

Faez Kaabi (4)                          Vice President and Controller

------------------
(1)   Class I term expires 2003 Annual Meeting of Stockholders
      Class II term expires 2001 Annual Meeting of Stockholders
      Class III term expires 2002 Annual Meeting of Stockholders
(2)   Member of the Compensation Committee
(3)   Member of the Audit Committee
(4)   Terminated as of March 31, 2001

Note: Dan Perl and Don Kasle, both of whom were members of the Board of Directors of the Company during 2000 resigned on September 25, 2000 and January 23, 2001, respectively.


BACKGROUND OF DIRECTORS

     The age, present position with the Company, and principal occupation during the past five years of each Director and executive officer named above is set forth below.

MERRILL BUTLER                      Director since 1996                Age 75

     Mr. Butler has been a director of the Board of the Company since its formation in 1996, and has served on the Compensation Committee since 1996 and the Audit Committee since 1999. Since 1983 Mr. Butler has served as President of Merrill Butler, Inc., a corporation formed to consult with savings and loan associations on real estate matters and which engages in small residential construction projects. During 1995 Mr. Butler also served on the Volunteer Executive Team organized to advise Orange County, California after the County had declared bankruptcy. Mr. Butler was also a co-creator of the Butler Popejoy Group, a general partnership that from 1992 to 1994 capitalized home-builders with equity funds to develop entry level housing projects. Mr. Butler is a past director of numerous organizations, including the Federal National Mortgage Association (Fannie Mae), Financial Corporation of America, American Savings and Loan, The Commodore Corporation, Far Western Bank, National Association of Home Builders, and the Building Industry Association of Southern California.

FRANCISCO NEBOT                     Director since 1998                Age 43

     Mr. Nebot has been a Director of the Board since July 1998 and was appointed President and Chief Financial Officer of the Company as of February 2, 2000. From July 1998 until his appointment as President, Mr. Nebot served as Executive Vice President and Chief Financial Officer of the Company and also serves on the Stock Incentive Committee since April 1999. Mr. Nebot served as Vice President of Finance and Chief Accounting Officer for AMRESCO Residential Credit Corporation from September 1995 to July 1998. Mr. Nebot held the position of Senior Vice President and Chief Financial Officer at ITT Residential Servicing Corporation/Federal Bank from January 1994 to September 1995. From January 1986 to January 1994, he served as Executive Vice President and Chief Financial Officer for Shearson Lehman Mortgage Corporation. Mr. Nebot holds a Bachelor's degree in Business Administration, with an emphasis in finance and accounting, from the University of Barcelona, Spain.

DANIEL K. STEVENSON                 Director since 1999                Age 67

     Mr. Stevenson has been a director of the Company since April 1999, serves on the Audit Committee as its Chairman, and on the Compensation Committee. Mr. Stevenson is Chairman of Management Action Programs, Inc., whose principal activities consist of conducting personal growth and effectiveness programs for chief executive officers and managers as well as productivity and profit improvement programs for companies ("MAP"). Since joining MAP in 1977, Mr. Stevenson has served in various other capacities, including President, Chief Executive Officer and Senior Consultant. Prior to his employment at MAP, Mr. Stevenson was President of Noland Paper Company and National Sales Manager for Nationwide Papers, Inc. of Chicago, Illinois.

JERRY HAGER                         Officer since 1999                  Age 43

     Mr. Hager has been Executive Vice President and General Counsel of the Company since June 1999. From 1994 to June 1999, Mr. Hager served as Senior Counsel at the law offices of Buchalter, Nemer, Fields & Younger in Los Angeles, California. From 1989 to 1994, Mr. Hager served as Senior Counsel at the law offices of Smith & Smith in Los Angeles, California. Mr. Hager received his Juris Doctor in 1982 from Pepperdine University School of Law, Malibu, California, and holds a Bachelor's degree in Political Science with a Minor in Geography from California State University, Northridge, California. Mr. Hager is an Adjunct Professor of Law, Pepperdine University School of Law, Malibu, California, and is a member of the American Bar Association, Consumer Financial Services Subcommittee, The Orange County Bar Association, Financial Lawyers Conference, the Bankruptcy Forum, Aircraft Owners & Pilots Association, and Experimental Aircraft Association.

FAEZ KAABI                          Officer since 1998                  Age 33

     Mr. Kaabi has been Vice President and Controller for the Company since October 1998. Since 1996, Mr. Kaabi has held various managerial positions with the Company's operating company, First Alliance Mortgage Company. Prior to joining First Alliance Mortgage Company, Mr. Kaabi was employed by Deloitte & Touche LLP. In 1990, Mr. Kaabi received his Bachelor's degree in Accounting from California State University, Fullerton, California. He received his C.P.A. in 1993.


SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each director, officer and other designated employee of the Company who is subject to Section 16 of the Act, and each other person who beneficially owns more than 10% of the Common Stock (collectively the "Reporting Person"), is required to report to the SEC by a specified date his or her ownership of and transactions in the Common Stock. Reporting Persons are required to provide copies of such reports to the Company. Based on the Company's review of the copies of such forms and amendments it has received and written representations from certain Reporting Persons, the Company believes that all such forms were filed on a timely basis during 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     Set forth in the Summary Compensation Table below is certain compensation information concerning the annual and long-term compensation for services in all capacities for the Company during 2000 and the preceding two fiscal years of those persons who were, as of December 31, 2000, (i) the Chief Executive Officer
(ii) each executive officer, and (iii) officers otherwise among the four most highly compensated (the "Named Officers"), other than the Chief Executive Officer. Executive Officers are those officers considered Corporate Officers of the Company.


SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                                          ------------------------------- ---------------------------
                                                                                            SECURITIES UNDERLYING
                                                             SALARY (1)       BONUS (1)            OPTIONS (2)
NAME AND PRINCIPAL POSITION                    YEAR              ($)             ($)                  (#)
-------------------------------------------- ----------   --------------- --------------- ---------------------------
Brian Chisick (3)                              2000              263,333              --                   --
   CHAIRMAN AND CHIEF EXECUTIVE OFFICER        1999              395,000              --              200,000
                                               1998              395,000              --              154,085

Francisco Nebot (4)                            2000              247,693          25,000                   --
   PRESIDENT AND CHIEF FINANCIAL OFFICER       1999              236,666         150,000              110,000
                                               1998               90,128         120,000               77,042

Jeffrey W. Smith (5)(9)                        2000              177,845              --                   --
   EXECUTIVE VICE PRESIDENT AND CHIEF          1999              240,000         100,000              143,662
   OPERATING OFFICER                           1998              240,000         120,000               38,527

Jerry Hager (6)                                2000              139,880          10,000                   --
  EXECUTIVE VICE PRESIDENT AND                 1999               73,157          50,000               30,000
  GENERAL COUNSEL                              1998                   --              --                   --

Faez Kaabi (10)                                2000              124,992           7,500                   --
  VICE PRESIDENT, CONTROLLER                   1999              109,330          15,000               29,768
                                               1998               78,900          17,500                3,944

Mark Chisick (7)(9)                            2000              111,461              --                  --
   PRESIDENT, COAST SECURITY MORTGAGE, INC.    1999              105,000              --                  --
                                               1998                   --              --                  --

Edwin C. Summers (8)                           2000                   --              --                   --
   VICE PRESIDENT, GENERAL COUNSEL AND         1999                   --              --                   --
   SECRETARY                                   1998              101,397              --                   --

----------------
(1) Amounts shown include amounts earned but deferred at the election of executive officers under the Company's 401(k) Plan (the "401(k) Plan"), a qualified defined contribution plan under Section 401(k) of the Code. The cost of perquisites is not disclosed for any executive officer named in the table because the disclosure threshold (the lower of $50,000 or 10% of salary plus bonus) was not reached.
(2)  Includes grants made under the Company's 1996 Stock Incentive Plan.
(3) Mr. Chisick will accrue salary at his pre-petition rate ($395,000 per year) with the following qualifications: (a) he will be paid 50% on a periodic basis; (b) the other 50% will not be paid currently; (c) his entire compensation exclusive of perks will be subordinated to the allowed claims of unsecured creditors. He will reimburse the Company any compensation received if allowed claims are not satisfied in full.
(4)  Beginning in February 2000, Mr. Nebot began serving as President.

(5)  Due to the Company's voluntary filing for relief under Chapter 11 of the U.
     S. Bankruptcy Court in the Central District of California, discontinuance of new loan originations, and the closure of all the Company's retail branches and origination centers, Mr. Smith's employment was terminated on May 31, 2000.
(6)  Mr. Hager was employed by the Company in June 1999.
(7)  Due to the Company's voluntary filing for relief under Chapter 11 of the U.
     S. Bankruptcy Court in the Central District of California, discontinuance of new loan originations, and the closure of all the Company's retail branches and origination centers, Mark Chisick's employment was terminated on March 27, 2000. Mark Chisick is the son of Brian Chisick, Chairman and Chief Executive Officer of the Company.
(8)  Mr. Summers resigned his position as of June 30, 1998.
(9)  Includes severance pay-out.
(10) Terminated as of March 31, 2001.


STOCK OPTION GRANTS IN 2000

     The Company granted 127,105 shares under its Stock Incentive Plan during the first quarter of 2000 at an average exercise price of $2.40. No options have been granted under the plan following the Bankruptcy Filing.

     The total number of options outstanding (vested and unvested) as of December 31, 2000 for the named individuals as a group and for all employees as a group represents approximately 3.4% and 5.5%, respectively, of the Company's outstanding Common Stock as of that date.


AGGREGATED OPTION EXERCISES IN 2000; OPTIONS OUTSTANDING AND VALUES AT DECEMBER 31, 2000

     The following table shows options that were exercised during 2000 and the number of shares and the value of grants outstanding as of December 31, 2000 for each named Officer.

     Share amounts in the table below have been adjusted to reflect the October 31, 1997 three-for-two stock dividend.

                                                       NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                         NUMBER OF                      UNDERLYING OPTIONS                IN THE MONEY OPTIONS
                          SHARES                       AT DECEMBER 31, 2000             AT DECEMBER 31, 2000 (1)
                         ACQUIRED        VALUE     ------------------------------ -------------------------------------
NAME                    ON EXERCISE  REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE ($)   UNEXERCISABLE ($)
----------------------- ------------ ------------- -------------- --------------- ---------------- --------------------
Brian Chisick               --            --          177,042        177,043             --                --

Francisco Nebot             --            --          78,521         108,521             --                --

Jeffrey W. Smith (2)        --            --             0              0                --                --

Jerry Hager                 --            --          10,000         20,000              --                --

Faez Kaabi                  --            --          18,841         18,639              --                --

----------------
(1) The value of unexercised options is based on the average of the high and low prices of Common Stock on December 31, 2000 ($0.12), less the exercise price of the option multiplied by the number of options outstanding.
(2)  Due to the Company's voluntary filing for relief under Chapter 11 of the U.
     S. Bankruptcy Court in the Central District of California, discontinuance of new loan originations, and the closure of all the Company's retail branches and origination centers, Mr. Smith's employment was terminated on May 31, 2000.

COMPENSATION OF DIRECTORS

     The non-employee directors of the Company or its subsidiaries receive an annual retainer fee of $15,000 and a fee of $1,000 for each Board meeting attended and are reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors' meetings or Committee meetings. A meeting fee of $500 is paid to non-employee directors for telephonic meetings of 30 minutes or less. Committee chairs also receive an annual retainer of $1,500. Directors who are employees of the Company or its subsidiaries do not receive fees for their services as directors.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee"), composed of a total of five directors (two seats vacant), two of whom are non-employee directors, makes recommendations to the Board of Directors (the "Board") regarding the administration of compensation for Executive Officers (the "Executives") and the terms and conditions of their employment.


OVERALL POLICY

     The Committee and the Board believe that the Company's executive compensation program should be designed to be linked closely to the Executive's success in meeting specified performance goals and to appreciation in the Company's stock price thereby creating value for stockholders. The overall objectives are to retain the best executive talent, to motivate these executives to achieve goals that will advance the Company's business strategies, to link executive and stockholder interests through equity based plans, and to provide a compensation package that recognizes individual contributions as well as overall business results.

     Historically, the Committee conducted a review of the compensation of each of the Company's executive officers, taking into account the detailed performance reviews and recommendations of Mr. Chisick (except with respect to Mr. Chisick's own performance). The Compensation Committee did not determine it necessary to, and did not attempt to, specifically analyze compensation levels at companies included in the index under the caption "Performance Graph."

     The key elements of the Company's executive compensation program consist of a base salary and an annual bonus including stock options. The Committee's policies with respect to these elements, including the basis for the compensation paid and awarded to Mr. Chisick, the Company's Chairman and Chief Executive Officer, are discussed below. In addition, while the elements of compensation described below are considered separately, the Committee takes into account the full compensation package afforded by the Company to the individual. In the case of Mr. Chisick, such compensation and benefits are specified in an employment contract entered into between said individual and the Company prior to the formation of the Committee. See "Brian Chisick Agreement" on page below.


BASE SALARIES

     Historically, in reviewing base salaries for new executive officers, the Committee would evaluate the responsibilities of the position to be held and the experience of the individual, and would also refer to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at other companies.

     Annual salary adjustments were not usually part of the Company's executive compensation program, consistent with the Company's historical practice of rewarding superior performance through annual bonus incentives.

     In light of the Bankruptcy Filing during 2000, the Committee, along with the Creditors' Committee, awarded significantly lower bonuses to its executives as compared to prior years.

     With respect to Mr. Chisick's base salary in 2000, no increase was made in Mr. Chisick's base salary for 2000. In May 2000, Mr. Chisick will accrue salary at his pre-petition rate ($395,000 per year) with the following qualifications:
(a) he will be paid 50% on a periodic basis; (b) the other 50% will not be paid currently; (c) his entire compensation exclusive of perks will be subordinated to the allowed claims of unsecured creditors. He will reimburse the Company any compensation received if allowed claims are not satisfied in full.


ANNUAL BONUS; STOCK OPTIONS

     Historically, the Company's executive officers, other than Messrs. Chisick, Nebot and Smith, are eligible for an annual bonus under the Company's Incentive Bonus Plan. Stock Option Committee members are not eligible to participate in the Stock Incentive Plan except for grants that are approved by a majority of the disinterested members of the Compensation Committee. Bonuses under the Company's Incentive Stock Option Plan generally consist of equal amounts paid in cash and stock option grants, and is based principally upon achievement of individual and corporate performance objectives established at the beginning of each year, as determined by Mr. Chisick and approved by the Committee. The total amount of the bonus award can range from zero to 100% of base salary and, in the case of extraordinary achievement, up to 200% of the executive's base salary.

     Individual objectives generally relate to achieving targeted goals in the areas of growth in sales, reduction in costs and improved operating efficiencies for operating units. Non-operating executives' objectives are more closely related to identification and realization of opportunities for reducing costs and increasing productivity for staff functions, and in adding to stockholder value through improved liquidity of the Company's stock and greater recognition of its worth. Each of the specified performance measures is weighed according to the executive's responsibilities for achieving them, and progress toward the goals of each is assessed by Mr. Chisick and reported to and considered by the Committee.

     Consistent with the Company's compensation plan for all employees, the Company grants to its executive officers stock options with an aggregate exercise price equal to a recipient's annual cash bonus. Options become exercisable in four annual installments commencing six months from the date of the grant, and have a term of ten years. This approach is designed to promote the creation of stockholder value over the long term, since the full benefit of the compensation package cannot be realized unless stock price appreciation occurs over a number of years. The number of options is determined by dividing the amount of the award by the fair market value of the Company's Common Stock on the date of the award. The fair market value of this stock is calculated as the arithmetic average of the high and low prices at which it traded on the date of the award. The product of the option exercise price and the number of shares with respect to which options are granted is thus equal to the amount of the total annual cash bonus award.


CONCLUSION

     Through the program described above, the Committee believes that these policies and programs are competitive and result in a significant portion of the Company's executive compensation being linked directly to individual and Company performance. In 2000, approximately 3.8% of the Company's compensation of the executives listed above consisted of cash bonus awards.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are currently no "interlocks" (within the meaning of the Securities and Exchange Commission's Proxy rules) with respect to any member of the Committee during 2000. "Interlocks" means that it was not the case that an executive officer of the Company served as a director or member of the Compensation Committee of another entity and as executive officer of the other entity served as a director or member of the Compensation Committee of the Company. Mr. Chisick, a member of the Compensation Committee, is also the Chairman and Chief Executive Officer of the Company, and has certain relationships requiring disclosure under Item 404 of Regulation S-K, each of which is described under "Certain Transactions."

     Compensation Committee:         Merrill Butler, Chairman
                                     Brian Chisick
                                     Donald H. Kasle (RESIGNED JANUARY 23, 2001)
                                     Jeffrey Smith (RESIGNED MAY 31, 2000)
                                     Daniel K. Stevenson


PERFORMANCE GRAPH

    The following five-year graph compares the Company's cumulative stockholder return on its Common Stock with the cumulative total return, assuming reinvestment of dividends, of the NASDAQ - Total U.S. Index, the SNL Specialty Lender Index, and the SNL Home Equity Lenders Index since July 26, 1996, the date on which trading in the Company's Common Stock began following its registration under Section 12 of the Exchange Act. The stock price performance on the following graph is not necessarily indicative of future stock price performance.







                            [PERFORMANCE GRAPH HERE]







                                                                Period Ending
                                  ------------------------------------------------------------------------
Index                                07/26/96    12/31/96    12/31/97    12/31/98    12/31/99    12/31/00
----------------------------------------------------------------------------------------------------------
First Alliance Corporation             100.00      177.95      162.14       33.09       16.55        1.06
NASDAQ - Total US*                     100.00      119.39      146.23      206.22      383.26      230.64
SNL Home Equity Lenders Index          100.00      112.81       74.36       15.55        7.85        1.83
SNL Specialty Lender Index             100.00      125.27      176.81      221.65      219.60      274.17


Note: The Company used the SNL Specialty Lender Index for the comparison used in the Total Return Performance graph and also included the SNL Home Equity Lenders Index, as this index provides a more accurate comparison of the performance of the Company's other peers in the industry.

EMPLOYMENT AGREEMENTS

     BRIAN CHISICK AGREEMENT. The Company entered into an employment agreement with Mr. Chisick dated July 1, 1996 providing for an initial term of three years, subject to automatic three-year renewal unless either party provides notice of an intention not to renew. Provided under this Agreement, Mr. Chisick was to receive an annual salary of $495,000, subject to annual increases (but not decreases) and bonuses as may be determined by the Board of Directors, as well as certain other benefits including medical, insurance, death and disability benefits, use of an automobile and reimbursement of employment related expenses.

     FRANCISCO NEBOT AGREEMENT. The Company has entered into an employment agreement with Mr. Nebot dated July 7, 1998 providing for an indefinite employment term. The Company or Mr. Nebot may terminate the employment agreement at any time. Under this Employment Agreement, Mr. Nebot will receive an annual salary of at least $200,000 per annum, subject to annual increases (but not decreases) and bonuses, as determined by the Board of Directors, as well as certain other benefits including medical insurance, death and disability benefits, use of an automobile and reimbursement of employment-related expenses. Pursuant to the employment agreement, Mr. Nebot was granted on July 7, 1998, options to purchase 50,000 shares of Common Stock under the Company's 1996 Stock Incentive Plan. In the event of a change of control, merger, acquisition or outright sale of the Company, per amendment dated September 8, 1999, the Company will compensate Mr. Nebot in an amount as determined as of the time of the merger, acquisition, outright sale or transfer of all of the assets of the Company or any of its subsidiaries and Mr. Nebot will be eligible for severance benefits as further described in the employment agreement.

     JEFFREY SMITH AGREEMENT. First Alliance Mortgage Company, a wholly owned subsidiary of the Company, entered into an employment agreement with Mr. Smith providing for an indefinite employment term which began on December 3, 1986. The Company or Mr. Smith may terminate his employment at any time. Per the amended agreement between the Company and Mr. Smith dated September 8, 1999, in the event of a change of control, a merger, acquisition or outright sale of the Company, the Company agrees to compensate Mr. Smith in an amount as determined as of the time of the merger, acquisition, outright sale or transfer of all of the assets of the Company or any of its subsidiaries. Due to the Company's filing under Chapter 11 of the U. S. Bankruptcy Court in the Central District of California, discontinuance of new loan originations, and the closure of all the Company's retail branches and origination centers, Mr. Smith's employment was terminated on May 31, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     "Beneficial ownership," indicates that the person shown, directly or indirectly, has or shares with others the power to vote (or to direct the voting of) or the power to dispose of (or to direct the disposition of) such shares; he or she may or may not have any economic interest in the shares. The reporting of information herein does not constitute an admission that any such person is, for the purpose of Sections 13 or 16 of the Securities Exchange Act of 1934 (the "Act"), as amended, the "beneficial owner" of the shares shown herein.

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of March 30, 2001, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and officers named in the SUMMARY COMPENSATION TABLE below (the "Named Officers"). Share amounts set forth below reflect the October 31, 1997 three-for-two stock dividend, and percentage calculations are based upon outstanding shares net of shares held by the Company as treasury stock.

                                                                     BENEFICIAL OWNERSHIP OF
                                                                          COMMON STOCK
                                                       ------------------------------------------------------
                                                                                            PERCENT OF
                                                                                              CLASS A
                                                                NUMBER OF                  COMMON STOCK
                     NAME OF BENEFICIAL                        SHARES (1)                   OUTSTANDING
                       OWNER OR GROUP                              (#)                          (%)
       ----------------------------------------------- ----------------------------    ----------------------

       Brian and Sarah Chisick Trust (11)                       14,409,230  (2)                 80

       Francisco Nebot, DIRECTOR, PRESIDENT,                       114,781  (4)                       (3)
          AND CHIEF FINANCIAL OFFICER

       Jeffrey W. Smith, DIRECTOR, EXECUTIVE                             0  (5)
          VICE PRESIDENT & CHIEF OPERATING
          OFFICER

       Merrill Butler, DIRECTOR                                     56,250  (6)                       (3)

       Daniel K. Stevenson, DIRECTOR                                25,000  (6)                       (3)

       Jerry Hager, EXECUTIVE VICE PRESIDENT                        15,000  (6)                       (3)
       AND GENERAL COUNSEL

       Faez Kaabi, VICE PRESIDENT AND                               22,160  (7)                       (3)
          CONTROLLER

       Mark Chisick, PRESIDENT, COAST SECURITY                           0  (9)                       (3)
          MORTGAGE, INC.

       Edwin C. Summers
          VICE PRESIDENT, GENERAL COUNSEL                                0  (8)                       (3)
          AND SECRETARY

       All Directors, Executive Officers and Named
       Officers as a Group
          (10 PERSONS)                                          14,642,421  (10)

-----------------
(1) Unless otherwise indicated and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person's shares of Common stock that can be acquired by such person within 60 days from March 30, 2001 upon the exercise of options and warrants are deemed outstanding. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 30, 2001 have been exercised.
(2) Pursuant to information included in Schedule 13(d) (Amendment No. 5) filed on March 21, 2001 by Brian and Sarah Chisick: includes 215,563 shares with respect to which options are exercisable within 60 days from March 30, 2001 and includes 14,168,800 shares held by the Brian and Sarah Chisick Revocable Trust U/A 3-7-79, of which the Chisicks are the trustees; of which 2,222,600 shares (the "Escrow Shares") are held in escrow pending
     (i) the evaluation by the Company of the opportunity of the Company to purchase such stock and (ii) the review of the transaction by the U. S. Bankruptcy Court. The Schedule 13(d) states that the Escrow Shares will not be voted by the Chisicks pending the resolution by the U.S. Bankruptcy Court of certain matters related to the Company's opportunity to purchase the Escrow Shares. Also includes a total of 24,867 shares held by grantor trusts established for the benefit of four of the Chisicks' grandchildren, of which trusts Mr. Chisick is the sole trustee.

(3)  Less than 1%.
(4) Includes 112,781 shares with respect to which options are exercisable within 60 days from March 30, 2001.
(5) Due to the Company's filing under Chapter 11 of the U. S. Bankruptcy Court in the Central District of California, discontinuance of new loan originations, and the closure of all the Company's retail branches and origination centers, Mr. Jeffrey Smith's employment was terminated on May 31, 2000.
(6) Represents shares with respect to which options are exercisable within 60 days from March 30, 2001.
(7) Includes 21,610 shares with respect to which options are exercisable within 60 days from March 30, 2001.
(8)  Mr. Summers resigned his position as of June 30, 1998.
(9) Mark Chisick's employment was terminated on March 27, 2000 as a result of the Company filing under Chapter 11 of the U. S. Bankruptcy Court in the Central District of California, discontinuance of new loan originations, and the closure of all the Company's retail branches and origination centers.
(10) Includes 446,204 shares with respect to which all Directors, Executive Officers and Named Officers as a group hold options exercisable within 60 days from March 30, 2001.
(11) Brian and Sarah Chisick are directors of the Company.

     On July 12, 2000 the Company terminated its 401(k) Plan as a result of the Company's Bankruptcy filing. Before the termination of such Plan, the Company's 401(k) Plan owned a total of 312 shares of the Company's Common Stock on December 31, 2000. Although the Company was the Administrator of the 401(k) Plan, the 401(k) Plan was established and administered to achieve the purposes for which it was created for the exclusive benefit of its participants, and employees participating in the 401(k) Plan were entitled to vote all shares allocated to their accounts. Accordingly, the 401(k) Plan did not constitute a "group" within the meaning of Section 13(d) of the Securities and Exchange Act of 1934, as amended.

     As of December 31, 2000, Brian Chisick, Chairman of the Board and chief executive officer and a director of the Company, and Sarah Chisick, a director of the Company, are the beneficial owners of 14,168,800 outstanding shares of Common Stock, constituting approximately 80% of the Company's outstanding voting power. Pursuant to information included in Schedule 13(d) (Amendment No. 4) filed on October 17, 2000 by the Chisicks: the above shares include 2,222,6000 shares held in escrow pending (i) the evaluation by the Company of the opportunity of the Company to purchase such stock, and (ii) the review of the transaction by the U.S. Bankruptcy Court. The Schedule 13(d) states that the escrow shares will not be voted by the Chisicks pending the resolution by the U.S. Bankruptcy Court of certain matters related to the Company's opportunity to purchase the escrow shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BUSINESS RELATIONSHIP WITH MANAGEMENT ACTIONS PROGRAMS, INC.

     Mr. Stevenson is Chairman of the Board of M.A.P. and has served as a director of the Company since April 1999. Since May 1981 First Alliance Mortgage Company, a California corporation ("FAMCO"), has maintained a business consulting relationship with Management Action Programs, Inc. In 2000 M.A.P. received approximately $6,675 for consulting services provided to First Alliance Mortgage Company.


BUSINESS RELATIONSHIP WITH FINANCIAL SERVICES FOR COLUMBUSNEWPORT

     Mr. Kasle served as a director of the Company from May 1999 until January 23, 2001. Since late 1999, Financial Services for ColumbusNewport ("Financial Services") provides FAMCO with consulting services. As of March 1, 2000 Financial Services received approximately $110,400 for services rendered. In 1998, Mr. Kasle co-founded Newport Capital Partners and served as President of Financial Services of its successor company, ColumbusNewport.

BUSINESS RELATIONSHIP WITH MJB ASSOCIATES, INC.

     The Company's corporate headquarters are located at 17305 Von Karman Avenue, Irvine, California 92614-6203 where the Company leases approximately 40,000 square feet from MJB Associates, Inc., a California Limited Partnership ("MJB"). MJB is owned by Brian and Sarah Chisick, the majority stockholders of the Company. In 2000 MJB received from the Company rental income of approximately $568,836. In December 2000, the Company terminated this lease and entered into a one year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of the same building with a non-related third party. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing.


SERVICING OF CERTAIN LOANS

     Prior to the sale of the Company's servicing rights on July 31, 2000, the Company serviced mortgage loans for certain related parties pursuant to written agreements entered into prior to the Initial Public Offering in 1996 (the "IPO"), under which no servicing fees are charged. All such agreements entered into since the IPO provide for servicing fees consistent with the servicing fees charged to third parties for such services. At July 31, 2000, the outstanding balances of such loans serviced on behalf of Brian Chisick, Jamie Chisick, Brad Chisick and Mark Chisick were $1,649,301, $50,166, $154,792 and $31,615 respectively. Brad, Mark and Jamie Chisick are the sons of Brian and Sarah Chisick.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Statement of Net Assets Available for Liquidation
       As of December 31, 2000...........................................    F-1

Consolidated Statement of Financial Condition
       As of March 31, 2000..............................................    F-2

Consolidated Statement of Financial Condition
       As of December 31, 1999...........................................    F-3

Consolidated Statement of Change in Net Assets
       For the period of April 1, 2000 through December 31, 2000.........    F-4

Consolidated Statement of Operations
       For the three month period ended March 31, 2000...................    F-5

Consolidated Statements of Operations
       For the years ended December 31, 1999 and 1998....................    F-6

Consolidated Statement of Comprehensive Income (Loss)
       For the three month period ended March 31, 2000...................    F-7

Consolidated Statements of Comprehensive Income
       For the years ended December 31, 1999 and 1998....................    F-8

Consolidated Statement of Stockholders' Equity
       For the three months ended March 31, 2000.........................    F-9

Consolidated Statements of Stockholders' Equity
       For the years ended December 31, 1999 and 1998....................   F-10

Consolidated Statement of Cash Flows
       For the three months ended March 31, 2000.........................   F-11

Consolidated Statements of Cash Flows
       For the years ended December 31, 1999 and 1998....................   F-13

Notes to Consolidated Financial Statements...............................   F-15

Independent Auditors' Report.............................................   F-36


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                                       (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 31,
                                                                                    2000
                                                                                -------------
ASSETS
     Cash and cash equivalents..................................................$     21,147
     Restricted cash............................................................       7,118
     Loans receivable...........................................................      57,228
     Residual interests in securities - at fair value...........................      37,626
     Property, net..............................................................       6,180
     Income taxes receivable....................................................       4,981
     Prepaid expenses and other assets..........................................       1,535
                                                                                -------------
        Total assets............................................................$    135,815
                                                                                -------------

LIABILITIES
     Warehouse financing facilities.............................................$     51,486
     Reserve for estimated costs during the period of liquidation...............       9,902
     Accrued contingent liabilities.............................................       7,459
     Accounts payable and accrued liabilities...................................       7,306
     Income taxes payable.......................................................         948
     Notes payable..............................................................       4,532
                                                                                -------------
        Total liabilities.......................................................$     81,633
                                                                                -------------

NET ASSETS AVAILABLE FOR LIQUIDATION                                            $     54,182
                                                                                =============

                           See notes to consolidated financial statements.

                            FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          MARCH 31,
                                                                                            2000
                                                                                        -------------
                                           ASSETS
Cash and cash equivalents................................................................$      9,320
Restricted cash..........................................................................       3,309
Receivable from trusts..................................................................       3,635
Loans held for sale, net................................................................      80,917
Loans receivable held for investment....................................................         714
Residual interests in securities - at fair value........................................      44,763
Mortgage servicing rights...............................................................       7,562
Property, net............................................................................       6,872
Goodwill.................................................................................          --
Deferred taxes...........................................................................       6,784
Prepaid expenses and other assets.......................................................       1,769
                                                                                        -------------
    Total assets.........................................................................$    165,645
                                                                                        =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility............................................................$     76,268
Reserve for estimated costs during the period of liquidation............................       7,685
Accrued contingent liabilities..........................................................       8,111
Accounts payable and accrued liabilities................................................       3,142
Income taxes payable.....................................................................          --
Notes payable............................................................................       4,603
                                                                                        -------------
    Total liabilities....................................................................      99,809
                                                                                        -------------

Commitments and contingencies (Notes 1 and 10)

Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized:  no shares outstanding...          --
Common Stock, $0.01 par value; 75,000,000 shares authorized; shares issued and
    outstanding:  22,186,288 at March 31, 2000..........................................         223
Additional paid in capital..............................................................      67,307
Retained earnings........................................................................      50,639
Treasury stock - at cost:  4,321,500 shares at March 31, 2000...........................     (52,333)
                                                                                        -------------
    Total stockholders' equity..........................................................      65,836
                                                                                        -------------
    Total liabilities and stockholders' equity..........................................$    165,645
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


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         DECEMBER 31,
                                                                                             1999
                                                                                        -------------
                                           ASSETS
Cash and cash equivalents.............................................................. $     15,086
Restricted cash.........................................................................        2,648
Receivable from trusts.................................................................        3,607
Loans held for sale, net...............................................................       19,782
Loans receivable held for investment (net allowance of $263 at December 31, 1999)......        1,521
Residual interests in securities - at fair value.......................................       48,222
Mortgage servicing rights..............................................................        8,673
Property, net...........................................................................        8,099
Goodwill (net of accumulated amortization of $157).....................................        3,019
Deferred taxes..........................................................................           --
Prepaid expenses and other assets......................................................        1,497
                                                                                        -------------
    Total assets........................................................................ $    112,154
                                                                                        =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility........................................................... $     14,122
Reserve for estimated costs during the period of liquidation...........................
Accrued contingent liabilities.........................................................        7,535
Accounts payable and accrued liabilities...............................................        3,135
Income taxes payable....................................................................        3,631
Notes payable...........................................................................        4,626
                                                                                        -------------
    Total liabilities...................................................................       33,049
                                                                                        -------------


Commitments and contingencies (Notes 1 and 10)

Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized:  no shares outstanding..           --
Common Stock, $0.01 par value; 75,000,000 shares authorized; shares issued and
    outstanding:  22,186,288 at December 31,1999.......................................          223
Additional paid in capital.............................................................       65,813
Retained earnings.......................................................................       65,154
Treasury stock - at cost:  4,237,000 shares at December 31, 1999.......................      (52,085)
                                                                                        -------------
    Total stockholders' equity.........................................................       79,105
                                                                                        -------------
    Total liabilities and stockholders' equity......................................... $    112,154
                                                                                        =============

                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                               FOR THE PERIOD FROM
                                                                                APRIL 1, 2000 TO
                                                                                DECEMBER 31, 2000
                                                                                -----------------
REVENUE:
   Loan origination and sale..................................................  $          1,321
   Interest....................................................................            11,208
   Loan servicing and other...................................................             1,499
                                                                                -----------------
     Total revenue............................................................            14,028
                                                                                -----------------

EXPENSE:
   Compensation and benefits..................................................             4,806
   Advertising.................................................................              (110)
   Professional services and other fees .......................................             1,615
   Facilities and insurance...................................................             1,324
   Supplies....................................................................               140
   Depreciation and amortization..............................................               514
   Interest....................................................................             5,843
   Legal.......................................................................             4,660
   Travel and training........................................................                 5
   Liquidation costs..........................................................             2,218
   Adjustment to liquidation basis............................................            (1,231)
   Other.......................................................................               160
                                                                                -----------------
     Total expense............................................................            19,944
                                                                                -----------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION.....................................            (5,916)

INCOME TAX PROVISION..........................................................             5,738
                                                                                -----------------

CHANGE IN NET ASSETS..........................................................  $        (11,654)
                                                                                =================

NET ASSETS AT APRIL 1, 2000...................................................  $         65,836
                                                                                =================

NET ASSETS AT DECEMBER 31, 2000...............................................  $         54,182
                                                                                =================

                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF OPERATIONS

                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 FOR THE PERIOD
                                                                              FROM JANUARY 1, 2000
                                                                                  TO MARCH 31,
                                                                                      2000
                                                                                -----------------
REVENUE:
    Loan origination and sale...................................................$          1,312
    Interest.....................................................................           3,169
    Loan servicing and other fees...............................................           1,121
                                                                                -----------------
      Total revenue.............................................................           5,602
                                                                                -----------------

EXPENSE:
    Compensation and benefits...................................................           5,877
    Advertising..................................................................           1,798
    Professional services and other fees........................................             650
    Facilities and insurance....................................................             828
    Supplies.....................................................................             385
    Depreciation and amortization...............................................             433
    Interest.....................................................................           1,840
    Legal                                                                                  2,762
    Travel and training.........................................................             134
    Other .......................................................................             202
    Liquidation costs...........................................................           7,685
    Adjustment to liquidation basis.............................................           5,339
                                                                                -----------------
      Total expense.............................................................          27,933
                                                                                -----------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT).............................         (22,331)

INCOME TAX PROVISION (BENEFIT)..................................................          (7,816)
                                                                                -----------------

NET INCOME (LOSS)...............................................................         (14,515)
                                                                                =================

NET INCOME (LOSS) PER SHARE:
    Basic........................................................................           (0.81)
                                                                                =================
    Diluted......................................................................           (0.81)
                                                                                =================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic........................................................................      17,904,223
    Diluted......................................................................      17,904,223


                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             -------------------------------
                                                                  1999              1998
                                                             --------------   --------------
REVENUE:
    Loan origination and sale................................$      53,527    $     54,951
    Interest.................................................       14,024          21,754
    Loan servicing and other fees............................        2,388           7,103
                                                             --------------   --------------
      Total revenue..........................................       69,939          83,808
                                                             --------------   --------------

EXPENSE:
    Compensation and benefits................................       22,864          22,857
    Advertising..............................................        7,193           9,357
    Professional services and other fees.....................        2,839           4,762
    Facilities and insurance.................................        5,258           4,332
    Supplies.................................................        1,782           2,498
    Depreciation and amortization............................        2,448           2,157
    Interest.................................................       11,180           8,382
    Legal                                                            7,230           3,851
    Travel and training......................................        1,331           1,521
    Other ...................................................        1,436           1,138
                                                             --------------   --------------
      Total expense..........................................       63,561          60,855
                                                             --------------   --------------

INCOME BEFORE INCOME TAX PROVISION...........................        6,378          22,953

INCOME TAX PROVISION.........................................        2,550           8,737
                                                             --------------   --------------

NET INCOME...................................................$       3,828    $     14,216
                                                             ==============   ==============

NET INCOME PER SHARE:
    Basic....................................................$        0.21    $        0.73
                                                             ==============   ==============
    Diluted..................................................$        0.21    $        0.73
                                                             ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
    Basic....................................................   18,110,214      19,380,119
    Diluted..................................................   18,124,202      19,431,219


                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

                                       (DOLLARS IN THOUSANDS)

                                                                                        FOR THE PERIOD
                                                                                     FROM JANUARY 1, 2000
                                                                                         TO MARCH 31,
                                                                                             2000
                                                                                      -----------------
NET INCOME (LOSS)..................................................................... $        (14,515)

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment net of income taxes of
    $1,140 and $375 for 1999 and 1998, respectively..................................               --
    Less:  Reclassification adjustment for realized foreign currency
      transaction loss, net of income taxes of $1,592 for 1999.......................               --
                                                                                      -----------------

COMPREHENSIVE INCOME (LOSS).......................................................... $        (14,515)
                                                                                      =================

                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       (DOLLARS IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                            1999             1998
                                                                        --------------  --------------
NET INCOME............................................................  $       3,828   $     14,216

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment net of income taxes of
    $1,140 and $375 for 1999 and 1998, respectively...................         (1,710)           (611)
    Less:  Reclassification adjustment for realized foreign currency
      Transaction loss, net of income taxes of $1,592 for 1999........          2,388
                                                                        --------------  --------------

COMPREHENSIVE INCOME..................................................  $       4,506   $      13,605
                                                                        ==============  ==============

                          See notes to consolidated financial statements.


                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                 (DOLLARS IN THOUSANDS)

                                                                                                           ACCUMULATED
                          CLASS A           CLASS B   ADDITIONAL                               DEFERRED      OTHER        TOTAL
                       COMMON STOCK      COMMON STOCK   PAID IN  RETAINED   TREASURY STOCK      STOCK    COMPREHENSIVE STOCKHOLDERS'
                      SHARES    AMOUNT  SHARES  AMOUNT  CAPITAL  EARNINGS   SHARES   AMOUNT  COMPENSATION    INCOME        EQUITY
                    ---------- ------- ------- ------- -------- --------- --------- --------- ----------- ------------ -------------
Balance at
  December 31, 1999  22,186,288 $  223      --  $   --  $65,813  $ 65,154  4,237,000 $(52,085) $      ---  $       ---  $   79,105

Net loss............                                              (14,515)                                                 (14,515)
Issuance of stock
  warrants..........                                      1,494                                                              1,494
Purchase of treasury
  stock.............                                                          84,500     (248)                                (248)
                     ---------- ------- ------- ------- -------- --------- --------- --------- ----------- ------------ -----------
Balance at
  March 31, 2000     22,186,288 $  223      --  $   --  $67,307  $ 50,639  4,321,500 $ 52,333  $      ---  $       ---  $   65,836
                     ========== ======= ======= ======= ======== ========= ========= ========= =========== ============ ===========

                                     See notes to consolidated financial statements.

                                                          F-9


                                       FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 (DOLLARS IN THOUSANDS)

                                                                                                             ACCUMULATED     TOTAL
                          CLASS A             CLASS B     ADDITIONAL                             DEFERRED        OTHER       STOCK-
                       COMMON STOCK        COMMON STOCK    PAID IN  RETAINED   TREASURY STOCK      STOCK     COMPREHENSIVE  HOLDERS'
                       SHARES   AMOUNT    SHARES   AMOUNT  CAPITAL  EARNINGS   SHARES   AMOUNT  COMPENSATION    INCOME      EQUITY
                     ---------- ------ ----------- ------ -------- --------- --------- --------- ---------- ----------- ------------
Balance at
  January 1, 1998... 11,265,375 $ 112  10,956,270  $ 110  $ 65,321 $  47,110 1,169,300 $(20,544) $    (765) $      (67) $   91,277

Net income..........                                                  14,216                                                14,216
Issuance of stock...     45,913     1                          520                                                             521
Tax benefit from
  exercise of stock
  options...........                                           263                                                             263
Purchase of treasury
  stock.............                                                         2,877,500  (31,038)                           (31,038)
Conversion of Class B
  Stock to Class A
  Stock............. 10,875,000   110 (10,875,000)  (110)                                                                      ---
Forfeitures of Class
  B Stock...........                      (81,270)            (806)                                    806                     ---
Amortization of
  deferred stock
  compensation......                                                                                   (41)                    (41)
Foreign currency
  translation
  adjustment........                                                                                              (611)       (611)

                     ---------- ------ ----------- ------ -------- --------- --------- --------- ---------- ----------- ------------
Balance at
  December 31, 1998. 22,186,288 $ 223          --  $  --  $ 65,298 $  61,326 4,046,800 $(51,582) $     ---  $     (678) $   74,587

Net income...........                                                  3,828                                                 3,828
Issuance of stock
  warrants...........                                          515                                                             515
Purchase of treasury
  stock..............                                                          190,200     (503)                              (503)
Foreign currency
  translation
  adjustment.........                                                                                              678         678
                     ---------- ------ ----------- ------ -------- --------- --------- --------- ---------- ----------- ------------
Balance at
  December 31, 1999  22,186,288 $ 223          --  $  --  $ 65,813 $  65,154 4,237,000 $(52,085) $     ---  $      ---  $   79,105
                     ========== ====== =========== ====== ======== ========= ========= ========= ========== =========== ===========

                                     See notes to consolidated financial statements.

                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                       (DOLLARS IN THOUSANDS)

                                                                                  FOR THE PERIOD
                                                                               FROM JANUARY 1, 2000
                                                                                   TO MARCH 31,
                                                                                       2000
                                                                                 ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................................  $       (14,515)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Accretion of residual interest in securities..............................           (1,492)
     Collection of residual interest in securities.............................            4,951
     Deferred income taxes.....................................................           (6,784)
     Amortization of mortgage servicing rights.................................            1,111
     Amortization of debt issuance costs.......................................              574
     Amortization of goodwill..................................................               79
     Depreciation and amortization.............................................              354
     Recognition of deferred fees on loans receivable held for investment......
     Provision for loan losses.................................................               42
     Reserve for estimated costs during the period of liquidation..............            7,685
     Adjustment to liquidation basis...........................................            5,339
  Changes in assets and liabilities:
     Receivable from trusts....................................................              (28)
     Loans held for sale.......................................................          (61,565)
     Prepaid expenses and other assets.........................................              302
     Accounts payable and accrued liabilities..................................             (329)
     Accrued contingent liabilities............................................             (260)
     Income taxes payable......................................................           (3,631)
                                                                                 ----------------
       Net cash provided by (used in) operating activities....................           (68,167)
                                                                                 ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash.............................................             (661)
Capital expenditures...........................................................              (32)
Collections on loans receivable held for investment............................              305
Proceeds from sale of loan portfolio...........................................              914
                                                                                 ----------------
       Net cash provided by (used in) investing activities.....................              526

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse financing facilities..................           62,146
Purchase of treasury stock.....................................................             (248)
Proceeds from exercise of stock options........................................
Net borrowings (repayments) on notes payable...................................              (23)
                                                                                 ----------------
       Net cash provided by (used in) financing activities.....................           61,875

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................           (5,766)
CASH AND CASH EQUIVALENTS, beginning of period.................................           15,086
                                                                                 ----------------
CASH AND CASH EQUIVALENTS, end of period .......................................  $         9,320
                                                                                 ================

                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)

                                       (DOLLARS IN THOUSANDS)

                                                                                FOR THE PERIOD
                                                                             FROM JANUARY 1, 2000
                                                                                 TO MARCH 31,
                                                                                     2000
                                                                              ------------------
SUPPLEMENTAL INFORMATION:
Interest paid................................................................ $           1,021
                                                                              ==================
Income taxes paid............................................................ $           2,604
                                                                              ==================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment...... $            430
                                                                              ==================
Transfer of loans held for investment to real estate owned................... $              0
                                                                              ==================
Stock warrants issued as debt issuance costs................................. $          1,494
                                                                              ==================
Transfer of loans held for sale to real estate owned......................... $              0
                                                                              ==================

                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (DOLLARS IN THOUSANDS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                              1999              1998
                                                                        ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................. $         3,828   $       14,216
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Capitalized residual interests and mortgage servicing rights......         (19,303)         (18,395)
     Accretion of residual interest in securities......................          (4,507)          (8,260)
     Collection of residual interest in securities.....................          19,552           21,652
     Deferred income taxes.............................................          (7,829)           6,886
     Amortization of mortgage servicing rights.........................           6,116            5,728
     Amortization of debt issuance costs...............................           2,716
     Amortization of goodwill..........................................             157
     Depreciation and amortization.....................................           2,291            2,157
     Deferred stock compensation.......................................                              (41)
     Accretion of discounts on loan receivable.........................                               51
     Recognition of deferred fees on loans receivable held for investme            (796)            (118)
     Provision for loan losses.........................................             492
     Foreign currency transaction (gain) loss .........................                             (155)
     Loss on sales of property.........................................              42               22
     Gain on sale of United Kingdom loan portfolio.....................          (1,267)
     Reserve for estimated costs during the period of liquidation......
     Adjustment to liquidation basis...................................
  Changes in assets and liabilities:
     Receivable from trusts............................................             970           (1,567)
     Loans held for sale...............................................           3,130          (26,450)
     Prepaid expenses and other assets.................................             (68)             645
     Accounts payable and accrued liabilities..........................            (849)          (1,088)
     Accrued contingent liabilities....................................           5,261            2,074
     Income taxes payable..............................................           2,489           (2,522)
                                                                        ----------------  ---------------
       Net cash provided by (used in) operating activities.............          12,425           (5,165)
                                                                        ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash.....................................          (1,367)          (1,281)
Repayments (advances) on warehouse financing receivable................                           12,324
Capital expenditures...................................................            (288)          (3,355)
Collections on loans receivable held for investment....................          13,663            1,606
Proceeds from sale of United Kingdom loan portfolio....................          44,156
Proceeds from sales of property........................................              70               98
Cash paid for acquisition, less cash acquired..........................          (2,641)
                                                                        ----------------  ---------------
       Net cash provided by (used in) investing activities.............          53,593            9,392
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on warehouse financing facilities..........          (3,417)          24,321
Repayment of secured term loan facility................................         (64,720)
Proceeds from (repayments of) other borrowings.........................          (6,545)           6,545
Purchase of treasury stock.............................................            (503)         (31,038)
Proceeds from exercise of stock options................................                              521
Net borrowings (repayments) on notes payable...........................           3,612              (11)
                                                                        ----------------  ---------------
       Net cash provided by (used in) financing activities.............         (71,573)             338
Effect of exchange rate changes on cash................................           2,589             (545)
                                                                        ----------------  ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................          (2,966)           4,020
CASH AND CASH EQUIVALENTS, beginning of period.........................          18,052           14,032
                                                                        ----------------  ---------------
CASH AND CASH EQUIVALENTS, end of period .............................. $        15,086   $       18,052
                                                                        ================  ===============

                           See notes to consolidated financial statements.


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                       (DOLLARS IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                           ------------------------------
                                                                                1999              1998
                                                                           --------------   --------------
SUPPLEMENTAL INFORMATION:
Interest paid............................................................  $       9,815    $       8,395
                                                                           ==============   ==============
Income taxes paid........................................................  $       7,803    $       3,831
                                                                           ==============   ==============

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment..  $       1,320     $     57,050
                                                                           ==============    =============
Transfer of loans held for investment to real estate owned...............  $         55
                                                                           ==============
Stock warrants issued as debt issuance costs.............................  $         515
                                                                           ==============
Transfer of loans held for sale to real estate owned.....................  $         189
                                                                           ==============
Notes payable issued in connection with Coast Security Mortgage
     acquisition.........................................................  $       1,000
                                                                           ==============


DETAIL OF BUSINESS ACQUIRED IN PURCHASE BUSINESS COMBINATION (Note 1):

     On July 2, 1999, the Company acquired the net assets of Coast Security Mortgage. A summary of the transaction is as follows:

Cash paid............................................................ $  3,085
Note issued..........................................................    1,000
Fair market value of tangible and identifiable assets acquired (1)...   (1,312)
Fair market value of liabilities assumed.............................      403
                                                                      ---------
Excess of cost over identifiable assets acquired (goodwill).......... $  3,176
                                                                      =========

-----------------

(1)  Includes cash acquired of $444.

                 See notes to consolidated financial statements.

NOTE 1.  COMPANY OVERVIEW

     The Company was a financial services organization principally engaged in mortgage loan origination, purchases, sales and servicing. The majority of the Company's loans were made to owners of single family residences who use the loan proceeds for such purposes as debt consolidation and financing of home improvements. The Company generally securitized the loans in a trust or sold loans to wholesale purchasers. A significant portion of the loans were securitized with the Company retaining the right to service the loans. The Company was licensed as a consumer finance lender in 18 states and the District of Columbia.

     On March 23, 2000, First Alliance Corporation, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over the assets of the Company. As a debtor in possession, the Company remains in control of its assets and is authorized to operate its business, subject to the supervision of the Bankruptcy Court. The Company's filing is expected to facilitate the reorganization, marketing, sale and liquidation of the Company's remaining business and assets. The Company laid off over 400 employees, ceased all loan origination and branch operations, and therefore, has no operating loan origination business. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. For financial statement presentation only, March 31, 2000 will be considered the effective date of the Bankruptcy Filing. However, the Company applied the liquidation basis accounting effective with the date of the Bankruptcy Filing.

     It is management's intention to market for sale and operate pending such sale of all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

     Management, based upon the advice of its outside legal bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements include the accounts of First Alliance Corporation ("FACO") and its subsidiaries (collectively the "Company"). The consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant inter-company accounts and transactions have been eliminated in consolidation.

     As a result of the Bankruptcy Filing and management's intention to market and sell the assets of the Company, the liquidation basis of accounting and financial statement presentation was adopted for periods subsequent to March 31, 2000. Accordingly, for financial information presented subsequent to March 31, 2000 the "Consolidated Statement of Financial Condition" has been replaced with the "Consolidated Statement of Net Assets Available for Liquidation," while the "Consolidated Statement of Operations" has been replaced with the "Consolidated Statement of Change in Net Assets." Prior to March 31, 2000, the Company reported a "Consolidated Statement of Financial Condition" and "Consolidated Statement of Operations" using the accounting principles applicable to going concern entities. Therefore, financial statements presented for the period prior to the Bankruptcy Filing are not comparable to the financial statements presented subsequent to the Bankruptcy Filing, which applies the liquidation basis of accounting.

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $9.9 million in estimated liquidation cost accrual as of December 31, 2000.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $4.1 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of December 31, 2000, the Company had provided for approximately $12.4 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

     Management, based upon the advice of its outside legal bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.

     CASH AND CASH EQUIVALENTs - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED CASH - The Company's restricted cash balance as of December 31, 2000 is comprised of (i) $4.4 million in holdbacks related to the July, 2000 servicing rights sale, (ii) $2.8 million related to credit losses with respect to its credit cards program, and (iii) $0.6 million related to a custodial account as required by its warehouse lender. The Company maintained a reserve balance of $0.7 million as of December 31, 2000 against these restricted cash amounts. The Company had a restricted cash balance of $2.6 million as of December 31, 1999.

     ESTIMATED LOSSES ON CREDIT CARD ACCOUNTS - Estimated net losses on credit card accounts represent the Company's estimate of net losses to be realized. This estimate is based on historical charge-off ratios, recoveries and the current condition of the portfolio. The Company's policy is to charge-off any credit card accounts greater than 90 days delinquent. During 2000, the Company recorded a provision of $3.9 million, which included a negative valuation adjustment of $0.5 million, and recognized net charge-offs of $3.4 million. During 1999, the Company recorded a provision of $5.3 million, which included a negative valuation adjustment of $1.6 million, and recognized net charge-offs of $2.3 million. The negative valuation adjustment relates to the Company's affinity real estate secured credit card program, which was entered into with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity") in February 1997. The agreement stipulates that following termination of the program by Fidelity, the Company would be obligated to purchase the then outstanding balance on the credit card portfolio at par. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. Accordingly, the Company recorded a negative valuation adjustment to reflect the difference between the market value of the credit card portfolio and its potential obligation to purchase the portfolio (see "Legal Proceedings"). The parties have subsequently reached a tentative settlement, which will require Bankruptcy Court approval, and will not have a material effect on the Company's financial condition. The Company had a reserve for estimated net losses of $4.3 million and $3.8 million related to credit card accounts of approximately $9 million and $18 million at December 31, 2000 and December 31, 1999, respectively.

     RECEIVABLE FROM TRUSTS - In the normal course of servicing loans previously securitized, the Company advances payments and other costs to the securitization trusts. In such cases, funds advanced are reflected in the consolidated statements of financial condition as receivable from trusts and are netted against any related reserves. Advances are primarily recovered through subsequent collections from the borrowers.

     LOANS - Loans receivable are mortgages originated and purchased by the Company and are carried at net realizable value as of December 31, 2000. When a loan becomes over 90 days contractually delinquent, it is placed on non-accrual status and unpaid interest income is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received (see further discussion of interest income below under REVENUE RECOGNITION).

     As of December 31, 1999, loans held for sale were carried at the lower of aggregate cost or market value. Loan origination and processing fees and related direct origination costs were deferred until the related loan was sold. Loans receivable held for investment were loans the Company purchased or originated and had the intent and ability to hold to maturity. Loan origination and processing fees and related direct origination costs associated with loans receivable held for investment are deferred and offset against the related loans, the net fee or cost is amortized into income over the contractual lives of the related loans. Loans transferred from loans held for sale to loans receivable held for investment were transferred at the lower of cost or market value. When a loan became over 90 days contractually delinquent, it was placed on non-accrual basis status and unpaid interest income was reversed. While a loan was on non-accrual status, interest was recognized only as cash was received.

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

     For the year 2000, the Company, according to the liquidation basis accounting, is required to value its assets at their estimated net realizable value. The Company believes that its prior method of accounting as described later, which is based on discounted cash flow analyses, is equivalent to the estimated net realizable value method.

     For 1999, the Company classified residual interests as trading securities, which were carried at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related securitization trust, servicing fees, trustee fees, insurance fees, and an estimate of annual future loan losses. These cash flows are projected over the life of the loans using prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. To value residual interest at the time of securitization, the Company used historical constant prepayment rate ("CPR") experience assumptions. To re-value the residual interest at each reporting period, the Company arrives at its CPR assumptions by using the actual six-month prepayment average, which is applied to the first 18 months of cash flows, and the actual life to date prepayment average to the remaining months of cash flows. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of possible values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective. The Company capitalized $14.5 million and $16.4 million in residual interest certificates in 1999 and 1998, respectively. Cash collections related to residual interest certificates totaled $16.9 million, $19.6 million and $21.7 million for December 31, 2000, 1999 and 1998, respectively. During 1999 and 1998, the Company recorded aggregate unrealized gains/(losses) in the value of its residual interest of $0.9 million and ($3.3) million, respectively. These unrealized gains/(losses) are included in loan origination and sale revenue. The Company did not consummate a securitization during 2000 primarily as a result of the Bankruptcy Filing and the closure of its loan origination operations and therefore did not capitalize any residual interest certificates.

     The Company utilized the following key assumptions to value its residual interest certificates originated during 1999:

                                             ------------------------------------------------------
                                                                       1999
                                             ------------------------------------------------------
                                               Fixed Rate            Adjustable
                                                  Loans            Rate Loans (1)         Total
                                             ------------------------------------------------------
     Weighted average CPR....................       29%                  39%                 34%
     Weighted average discount rate..........       18%                  18%                 18%
     Weighted average annualized credit
        losses - in basis points.............       50                   50                  50
     Weighted average life (in years)........     2.90                 1.99                2.43


     The Company utilized the following assumptions to re-value its residual interest for all outstanding securitization at years end 2000 and 1999:

                                           --------------------------------------- ---------------------------------------
                                                             2000                                     1999
                                           --------------------------------------- ---------------------------------------
                                            Fixed Rate    Adjustable                Fixed Rate    Adjustable
                                              Loans     Rate Loans (1)     Total       Loans     Rate Loans (1)     Total
                                           ----------- ----------------- --------- ----------- ----------------- ---------
                                                   (Dollars in thousands)                  (Dollars in thousands)
Weighted average CPR....................          25%          43%           31%          28%            44%         34%
Weighted average discount rate..........          17%          17%           17%          17%            17%         17%
Weighted average annualized credit
   Losses - in basis points.............          53          132            79           51             86          64
Weighted average life (in years)........        3.22         1.57          2.68         3.03           1.83        2.58
Fair value of residual interest at year end  $20,163      $17,463       $37,626      $24,927        $23,295     $48,222

-------------------
(1) Loans which carry a fixed interest rate for the first two or three years of the loan contract and which adjust to a variable rate for the remaining life of the contract are classified as and included under "Adjustable Rate Loans."

     A sensitivity analysis as to an adverse impact on the 2000 year end fair value of residual interest based on certain changes to the key assumptions is as follows:

                                                                    ---------------------------------------------
                                                                                        2000
                                                                    ---------------------------------------------
                                                                     Fixed Rate         Adjustable
                                                                       Loans          Rate Loans (1)      Total
                                                                    -------------    -----------------    -------
                                                                                  (Dollars in thousands)
SENSITIVITY AS TO CPRS
Adverse impact on fair value as to a 5% increase in CPR............   $1,177               $ 456          $1,633
Adverse impact on fair value as to a 10% increase in CPR...........    2,097                 873           2,970

SENSITIVITY AS TO DISCOUNT RATES
Adverse impact on fair value as to a discount rate of 18%..........      721                 432           1,153
Adverse impact on fair value as to a discount rate of 20%..........    1,668               1,137           2,805

SENSITIVITY AS TO ANNUALIZED CREDIT LOSSES
Adverse impact on fair value as to a 10 basis point increase in
    credit losses..................................................      947                 230           1,177
Adverse impact on fair value as to a 20 basis point increase in
    credit losses..................................................    1,889                 463           2,352

SENSITIVITY AS TO LIBOR
Adverse impact on fair value as to a 0.5% increase in LIBOR........      N/A                 452             452
Adverse impact on fair value as to a 1.0% increase in LIBOR........      N/A                 929             929


     The following table represents certain loan characteristics related to the Company's securitization as of the year ended 2000:

                                       -----------------------------------------------------
                                                               2000
                                       -----------------------------------------------------
                                           Fixed Rate          Adjustable
                                              Loans          Rate Loans (1)         Total
                                       ------------------  --------------------  -----------
                                                          (Dollars in thousands)
Weighted average coupon ............            9.49%             10.24%              9.73%
Number of loans ....................           5,418              1,985              7,403
Total principal amount of loans ....        $419,816           $203,402           $623,218
Yield to bondholders ...............            6.89%              7.00%              6.93%
Net spread to residual holder (2) ..            1.90%              2.58%              2.12%
Current overcollateralization level         $ 12,834           $ 15,957           $ 28,791
Overcollateralization target .......        $ 13,164           $ 17,580           $ 30,744
Principal amount of loans 30 days or
   More past due (3) ...............        $ 18,161           $ 18,675           $ 36,836
Net credit losses during the year ..        $    202           $    756           $    958


--------------------
(1) Loans which carry a fixed interest rate for the first two or three years of the loan contract and which adjust to a variable rate for the remaining life of the contract are classified as and included under "Adjustable Rate Loans"
(2)  Represents gross spread minus servicing, trustee and insurance fees
(3)  Including real estate owned

     MORTGAGE SERVICING RIGHTS - Upon the sale or securitization of servicing retained loans, the Company capitalized the costs associated with the right to service mortgage loans based on their relative fair values. The Company determined the fair value of the servicing rights based on the present value of estimated net future cash flows related to servicing income. Assumptions used to value mortgage servicing rights are consistent with those used to value residual interests. The value allocated to the mortgage servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company did not consummate a securitization during 2000 primarily as a result of the Bankruptcy Filing and the closure of its loan origination operations and therefore did not capitalize any mortgage servicing rights.

     The Company capitalized $4.8 million and $7.0 million of mortgage servicing rights for the years ended December 31, 1999 and 1998, respectively. During the same periods, related amortization of such mortgage servicing rights was $6.1 million and $5.7 million, respectively. The Company periodically evaluated capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. The estimated fair value of mortgage servicing rights was $8.7 million at December 31, 1999. The Company did not have a valuation allowance related to mortgage servicing rights at December 31, 1999.

     On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements arguably triggered as a result of the Bankruptcy Filing, subject to monetary holdback provisions contained in such agreement. This transaction provided the Company with the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly-owned loans of approximately $62.3 million as of December 31, 2000. The Company's sale of its servicing rights portfolio did not have a material adverse effect on the Company's financial condition since, at the time of sale, the Company provided an estimated reserve, which as of December 31, 2000 was $0.7 million against $4.4 million of restricted cash for certain holdback provisions. However, the Company's inability to recover these monetary holdbacks in connection with this transaction may have a material adverse effect on the Company's financial condition. In addition, the Company's source of future loan servicing revenues has significantly diminished as a result of this transaction.

     PROPERTY - In accordance with liquidation basis accounting, property is stated at net realizable value as of December 31, 2000. For prior year periods, property is stated at cost and depreciated over the estimated useful lives of the assets using straight line or accelerated methods, while leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases. Useful lives generally range from three to five years, other than buildings and related improvements, for which a useful life of ten years is used.

     REAL ESTATE OWNED ("REO") - Real estate acquired in settlement of loans generally results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. As of December 31, 2000, the Company did not have any REO property. Had there been such REO property, the Company would have accounted for it based on the estimated net realizable value of the asset. As of December 31, 1999, the Company had a net REO balance of $149,000. At that time, real estate acquired through foreclosure was carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of REO were made through valuation allowances and charge-offs recognized through a charge to earnings. The balance of REOs at December 31, 1999 was included in the Company's property line item of the Consolidated Statements of Financial Condition.

     ALLOWANCES FOR ESTIMATED LOSSES ON LOANS AND REAL ESTATE OWNED - As of December 31, 1999, the allowances for estimated losses on loans and real estate owned ("REO") represented the Company's estimate of identified and unidentified losses. These estimates, while based upon historical loss experience and other relevant data, were ultimately subjective and inherently uncertain. Loans were collectively evaluated for impairment and when the estimated losses were determined to be permanent, as in the case of an REO, the Company then established a special allowance for estimated losses.

     GOODWILL - In July 1999, the Company acquired Coast Security Mortgage, Inc. ("Coast"), a retail mortgage company. Coast was previously owned by, among others, Mark Chisick and Brad Chisick, each of whom are sons of Brian Chisick, FACO's chairman and chief executive officer. The purchase price of $4.1 million was finalized subject to customary indemnification, a $1.0 million monetary holdback and an independent third party evaluation regarding pricing and terms of the transaction. The acquisition of Coast was recorded using the purchase method of accounting with approximately $3.2 million in goodwill recorded on the transaction, which was being amortized over 10 years.

     The monetary holdback, which accrues interest at 8.5%, was scheduled to be disbursed in three installments beginning during 2000. Due to the Bankruptcy Filing, however, the Company has not made any installment payments. As a consequence of the Bankruptcy Filing, the Company was unable to secure financing for Coast and therefore was forced to close down its lending operations. Accordingly, the Company wrote off the unamortized balance of goodwill during 2000.

     RESERVE FOR ESTIMATED LIQUIDATION COSTS - Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $9.9 million in estimated liquidation cost accrual as of December 31, 2000. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates.

     Management, along with its outside legal bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.

     REVENUE RECOGNITION - Prior to the Bankruptcy Filing, the Company derived its revenue principally from gains on sales of loans, fees for the origination of loans, loan servicing fees and interest income. The Company's current sources of revenue include servicing income from its remaining servicing business, proceeds from liquidation of assets, interest earned from residual interests, loans held for sale and interest earned on outstanding cash balances. Other than proceeds from the sale of assets, the Company expects servicing and interest income to be its only source of revenue.

     SECURITIZATION - Prior to the Bankruptcy Filing, the Company sold its loans through securitization and whole loan sales. Origination fees from loans pooled and securitized or sold in the secondary market were recognized when such loan pools were sold. The Company retained the right to service all loans it securitized. The Company received a management fee for servicing loans based on a fixed percentage of the declining principal balance of securitized loan pools and other ancillary and prepayment fees associated with the servicing of such loans. The Company has historically retained a residual interest in the securitization trusts. (See further discussion above under "Residual Interest in Securities.")

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

     The Company periodically assesses the recoverability of its deferred tax assets. In the event that the deferred tax asset does not appear to be fully realizable, the Company, in accordance with SFAS 109 will establish an allowance for the unrecoverable portion of the deferred tax asset.

     STOCK SPLIT - In October 1997 the Board of Directors authorized a three-for-two stock split to be effected in the form of a stock dividend. The stock dividend was distributed on October 31, 1997, to holders of record on October 15, 1997. All balances and transactions in common stock and additional paid in capital and all share and per share data, including shares issued and outstanding, shares repurchased and net income (loss) per share, have been restated to reflect the stock dividend. All outstanding options under the Company's stock incentive plan have been adjusted for the effect of the stock dividend.

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

     Among the more significant estimates used by management are assumptions as to (i) the value of residual interest and net realizable value of other assets,
(ii) reserve for estimated liquidation costs, and (iii) litigation accrual.

     FOREIGN CURRENCY TRANSLATION - The financial statements of the Company's United Kingdom subsidiary were prepared in pounds sterling, its functional currency, and translated into dollars at the current exchange rate at the end of the period for the statements of financial condition and at a weighted average rate for the period for the statements of operations. Translation adjustments are reflected as foreign currency translation adjustments in stockholders' equity and accordingly have no effect on income. Foreign currency transaction gains and losses for the Company's United Kingdom subsidiary are included in income.

     In July 1999, the Company sold its portfolio of United Kingdom loans. The proceeds from the mortgage sale were used to repay the related secured term loan facility. The Company recorded a gain on sale, net of deferred fees and foreign currency loss, of approximately $1.3 million. Consequently, the Company does not bear any foreign currency risk exposure. The Company's United Kingdom subsidiary was dissolved during 1999.

     RECENT ACCOUNTING PRONOUNCEMENTS - In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement, which is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 (other than for certain disclosures which are effective for periods ending after December 15, 2000), replaces SFAS No. 125 and revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosures. The Company has not yet completed its analysis of the effect this standard will have on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 issued in June 1999, which amended the effective date of SFAS No. 133 such that it shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 was further amended by SFAS No. 138, issued in June 2000. The adoption of these standards will not have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

     RECLASSIFICATIONS - Certain reclassifications have been made to conform the 1998 consolidated financial statements to the 1999 presentation.


NOTE 3.  LOANS RECEIVABLE HELD FOR INVESTMENT

     Loans receivable held for investment were collateralized principally by single family residences. The loans bear interest at fixed and variable rates ranging up to 15.6% per annum and are due in monthly installments of principal and interest through May 2029. The Company recorded a provision for loss related to loans receivable held for investment of $492,000, and had an allowance for estimated losses of $263,000 at December 31, 1999. The Company did not record a provision for loss related to loans receivable held for investment during 1998, nor was there an allowance for estimated losses at December 31, 1998.

NOTE 4.  PROPERTY

     As of December 31, 2000, the property of the Company consists of land, building, building improvements, office equipment, furniture and vehicles for an estimated net realizable value of approximately $6.1 million.

      Property consisted of the following at December 31:             1999
                                                                 -------------
                                                                  (Dollars in
                                                                   thousands)

        Office equipment........................................ $      7,400
        Land....................................................        2,100
        Building................................................        1,280
        Building Improvements...................................        1,401
        Computer software.......................................        1,006
        Vehicles................................................          376
        Leasehold improvements..................................          279
        Real estate owned.......................................          149
                                                                 -------------
        Property................................................       13,991
        Less accumulated depreciation and amortization..........       (5,892)
                                                                 -------------
        Property, net........................................... $      8,099
                                                                 =============


NOTE 5.  SERVICING PORTFOLIO

     Trust and other custodial funds, relating to loans serviced for others, totaled $60,000 and $19 million at December 31, 2000 and 1999, respectively. The significant decrease in such trust funds is related to the sale of the Company's servicing rights portfolio in July 2000. Such funds, which are maintained in separate bank accounts, are excluded from the Company's assets and liabilities.

     Total loans serviced amounted to $62 million, $892 million and $866 million at December 31, 2000, 1999 and 1998, respectively.

     In prior years, approximately 96% of the servicing portfolio related to loans serviced on behalf of the trust, with the remaining 4% relating to loans serviced on behalf of private lenders or loans held for sale. As of December 31, 2000, the Company was only servicing loans held for sale. At December 31, 1999, loans serviced related to property located in California comprised approximately 44% of the total serviced loan portfolio, while no other state comprised more than 12%. At December 31, 2000, loans serviced related to property located in California comprised approximately 43% of the total serviced loan portfolio, while no other state comprised more than 15%. Total delinquencies greater than 30 days as a percentage of the total servicing portfolio were 5.1%, 3.5% and 4.8% at December 31, 2000, 1999 and 1998, respectively. Delinquencies greater than 30 days related to the United States portfolio were 5.1%, 3.5% and 4.2% at December 31, 2000, 1999 and 1998, respectively. Delinquencies greater than 30 days as a percentage of the total United Kingdom portfolio were 12.8% at December 31, 1998.


NOTE 6.  WAREHOUSE FINANCING FACILITY

     The Company has one warehouse financing facility as of December 31, 2000. This $150 million warehouse financing facility is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% to 1.75% over one month United States dollar denominated London Interbank Offered Rate ("LIBOR"), and under normal business conditions would have expired in December 2000. Due to the Bankruptcy Filing, however, the lender is required to maintain the financing for the Company until a reorganization/liquidation plan has been approved by the Bankruptcy Court. The Company's outstanding balance on this warehouse financing facility was approximately $51.5 million as of December 31, 2000. The Company expects to repay its warehouse lender once it liquidates the underlying mortgages collateralizing the loan. As partial consideration for obtaining its $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants during both 1998 and 1999. The stock warrants granted in 1998 provide the lender the option to purchase 1% of the Company's then outstanding common stock, with an effective date of January 15, 2001. The original effective date of the 1998 warrants was amended in 1999 from February 15, 1999 to January 15, 2001. These warrants have a 10-year exercise period and were granted at an exercise price of $3 5/16. The warehouse lender subsequently released all rights, titles and interest that it had with respect to the 1998 warrants, and released the Company from any obligation thereunder. The stock warrants granted in 1999 provide the warehouse lender the option to purchase 4.9% of the Company's then outstanding common stock, with an effective date of January 15, 2000. These warrants have a 10-year exercise period and were granted at an exercise price of $2.00. The warehouse lender has not exercised its call option under any of the above described stock warrant arrangements. The Company has accounted for these warrants by recording the fair value of the warrants to debt issuance costs and additional paid in capital. Debt issuance costs was amortized over 12 months. The facility contains certain affirmative and negative covenants with which the Bankruptcy Filing may have triggered an event of default. The Company contends that it is not in default pursuant to, among other things, 11 USC ss. 365 (b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to either repay the entire balance outstanding on the warehouse financing facility or force the Company to transfer ownership of the underlying loans held for sale, which are collateralizing the loan.

     The following table presents data on the lines of credit for the years ended December 31:

                                                                          2000           1999           1998
                                                                      -------------  -------------  -------------
                                                                                (Dollars in thousands)

        Weighted average interest rate for the period.................       7.66%          7.40%          6.82%
        Weighted average interest rate at the end of the period.......       8.07%          7.72%          8.15%
        Average amount outstanding for the period.....................    $ 58,817      $  72,085      $ 107,362
        Maximum amount outstanding at any month-end...................    $ 76,437      $ 145,772      $ 150,252


NOTE 7.  OTHER BORROWINGS AND NOTES PAYABLE

     As of December 31, 1999, the Company's notes payable balance consisted of two notes. The first note, which as of December 31, 2000 and 1999 had a balance of $3.5 million and $3.6 million, respectively, bears a fixed interest rate of 6.9%, relates to the financing of the Company's telemarketing facility. This note matures on March 1, 2009, at which time a balloon payment of $2.5 million is due. The second note, which as of December 31, 2000 and 1999 had a balance of $1.0 million for both years and bears a fixed interest rate of 8.5%, relates to the acquisition of Coast during 1999. This note is due in three equal annual installments beginning in 2000. However, as a result of the Bankruptcy Filing, the Company has not made any of the installment payments.


NOTE 8.  EMPLOYEE BENEFIT PLAN

     The Company had a 401(k) defined contribution plan, which was established in 1994, available to all employees who have been with the Company for six months and have reached the age of 18. Employees may generally contribute up to 15% of their salary each year and the Company, at its discretion, may match up to 25% of the first 7% contributed by the employee. The Company's contribution expense was $94,000, $211,000 and $248,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Due to the Bankruptcy Filing and the Company's intent to liquidate, the Company terminated this plan in July 2000. As of December 31, 1999, the assets of the plan totaled $5.4 million.

NOTE 9.  INCOME TAXES

     The reconciliation of income tax computed at the Federal statutory tax rate to the Company's effective income tax rate is as follows for the three months ended March 31, 2000 and nine months ended December 31, 2000, and for the years ended December 31, 1999 and 1998:

                                                   FOR THE PERIOD        FOR THE PERIOD
                                                   FROM APRIL 1 TO     FROM JANUARY 1 TO
                                                    DECEMBER 31,           MARCH 31,
                                                        2000                  2000               1999            1998
                                                  ------------------   -------------------  ---------------- --------------
Tax at Federal statutory rate...................           35.0 %                35.0%              35.0%          35.0%
State income taxes, net of Federal benefit......            0.3                    --                4.3            5.1
Other...........................................             --                    --                0.7           (2.0)
Valuation allowance.............................         (132.3)                   ---                --             --
                                                  ------------------   -------------------  ---------------- --------------
Effective rate..................................          (97.0)%                35.0%              40.0%          38.1%
                                                  ==================   ===================  ================ ==============


     The components of the provision for income taxes are as follows for the three months ended March 31, 2000 and nine months ended December 31, 2000, and for the years ended December 31, 1999 and 1998:

                                                  FOR THE PERIOD     FOR THE PERIOD
                                                  FROM APRIL 1 TO  FROM JANUARY 1 TO
                                                   DECEMBER 31,        MARCH 31,
                                                       2000               2000            1999         1998
                                                 ----------------  ----------------- -------------- -----------
                                                                         (Dollars in thousands)
Current:
   Federal......................................  $      (2,120)    $           --    $      8,054  $    2,605
   State........................................             (8)                --           2,243         473
                                                  ---------------   ----------------  ------------- -----------
Total current...................................         (2,128)                --          10,297       3,078
                                                  ---------------   ----------------  ------------- -----------

Deferred:
   Federal......................................          8,006             (7,816)         (7,939)      6,028
   State........................................           (140)                --          (1,820)      1,178
   Foreign......................................             --                 --           2,012      (1,547)
                                                  ---------------   ----------------  ------------- -----------
Total deferred..................................          7,866             (7,816)         (7,747)      5,659
                                                  ---------------   ----------------  ------------- -----------

Total...........................................  $       5,738     $       (7,816)   $      2,550  $    8,737
                                                  ===============   ================  ============= ===========

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

                                                      2000              1999
                                                   ---------          ---------
                                                       (Dollars in thousands)
Deferred tax assets:
    Residual interest ...................          $  2,156
    State taxes .........................                 1           $    614
    Mark-to-market on loans held for sale                --                731
    Legal expenses ......................             1,282              1,000
    Reserve for liquidation expense .....             4,730
    Reserve for bad debts ...............             1,702              1,728
    Other ...............................               812              1,648
                                                   ---------          ---------
Total ...................................          $ 10,683           $  5,721
                                                   =========          =========

Deferred tax liabilities:
    Residual interest ...................          $     --           $  1,589
    Mark to market on loans receivable ..               957
    Mortgage servicing rights ...........                --              3,469
    Other ...............................               715                613
                                                   ---------          ---------
Total ...................................          $  1,672           $  5,671
                                                   =========          =========

Net deferred taxes prior to allowance ...          $  9,011           $     50
Allowance for deferred taxes ............            (9,011)                --
                                                   ---------          ---------
Net deferred taxes ......................          $     --           $     50
                                                   =========          =========

     The Company's Bankruptcy Filing, which resulted in the closure of all loan origination operations, and the sale of the servicing rights portfolio, has significantly limited the Company's ability to generate future revenues and operating income. As a result, the Company has determined that it is more likely than not that the balance of net deferred taxes will not be recovered within the reorganization/liquidation period. Therefore, in accordance with SFAS 109, the Company has established a valuation allowance for the balance of net deferred taxes. The Company's net operating loss during 2000, however, has allowed the Company the ability to recover a portion of taxes paid in the prior years and current year. As such, the Company has recorded an income tax receivable of approximately $5.0 million.


NOTE 10.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

     During 1999, the Company conducted operations from leased facilities located in various areas of the United States, as well as two non-operating facilities in the United Kingdom.

     At December 31, 2000, the Company only retains a lease on approximately 4,000 square feet at its main headquarters at 17305 Von Karman Avenue, Irvine, California. This lease expires in January 2002. All other leases have either expired, have been repudiated, or have been settled.

     In addition, due to prior years' transactions, the Company, in the ordinary course of business, has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may become liable for the unpaid principal and interest on defaulted loans or other loans, if there has been a breach of representations or warranties.

     LEGAL PROCEEDINGS

     In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Bankruptcy Court has enjoined prosecution of this action.

     In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proofs of claim.

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. In July 2000, the Florida Attorney General commenced an action in Broward Circuit Court seeking similar relief to that sought in Illinois. The Bankruptcy Court has enjoined prosecution of these actions.

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and against Brian Chisick, Chairman and Chief Executive Officer of the Company and his wife Sarah in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court has enjoined prosecution of this action.

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

     In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action was in the discovery stage prior to the Company's Bankruptcy Filing.

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The parties have subsequently reached a tentative settlement, which will require Bankruptcy Court approval, and will not have a material effect on the Company's financial condition.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

     As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). These actions and others, however, have been asserted against the Company as claims and may materially diminish, if not eliminate, any distribution to shareholders. The Company is currently unable to assess the ultimate outcome with respect to such claims.

     The Company's estimated legal accrual costs related to the above matters is included as a component of the accrued contingent liabilities line item of the Consolidated Statement of Net Assets Available for Liquidation and Consolidated Statements of Financial Condition.


     OTHER COMMITMENTS AND CONTINGENCIES

     On March 23, 2000, First Alliance Corporation and several of its subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The Company's filing is expected to facilitate the reorganization/liquidation and sale of the Company's remaining business and assets and operation of those assets pending any such sale. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction and control over the assets of the Company. As a debtor in possession, the Company is authorized to operate its business, subject to the supervision of the Bankruptcy Court. No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. In addition, although the Company has begun the process of formulating a plan of reorganization/liquidation to be submitted eventually to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm the Company's plan of reorganization/liquidation.

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

     There is no assurance that the Company will generate enough cash flow from its remaining servicing business, residual interest, investments, and proceeds from asset sales to fund its existing operations or repay its debt obligations. Management, along with its outside legal bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2000, subject to change depending on the outcome of certain litigation. Management believes, however, that the Company's cash position is adequate to fund its business operation for the next twelve months.

     In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interest. Among other factors, the amount of residual interest distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interest may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interest distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interest as it has in the past.

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

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities to approximate net realizable value. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

     In July 2000, the Company sold its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $4.4 million as of December 31, 2000 and which is classified as "Restricted Cash" on the Company's Consolidated Statement of Net Assets Available for Liquidation., The Company's ability to recover such holdback is partially contingent on the outcome of the Company's plan of reorganization/liquidation and claims asserted in connection therewith and thus there can be no assurance that the Company will be able to recover the remaining balance of "Restricted Cash."

     The Bankruptcy Filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio as mentioned above, and the "Consent Agreement" entered into with the trustees and bond insurers, the Company will have be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to the above mentioned monetary holdbacks provisions contained in the agreement.

     In connection with the Bankruptcy Filing, it is management's intention to market for sale of all or a significant portion of the remaining assets of the Company. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

     The Bankruptcy Filing may have also created an event of default under the Company's warehouse financing facility, though the Company contends that it does not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to either repay the entire balance outstanding on the warehouse financing facility or force the Company to transfer ownership of the underlying loans held for sale, which are collateralizing the loan. This may force the Company to accelerate the sale of its loans which secure the facility at a price less favorable than otherwise obtained, thereby having a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

     In addition to being a party to various legal proceedings arising out of the ordinary course of business, the Company has also been involved with several lawsuits which have targeted its lending practices (see "Legal Proceedings" above). Any substantial judgment against the Company in connection therewith may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.


NOTE 11.  STOCKHOLDERS' EQUITY

     The Company's shares of Class A and Class B Common Stock are identical, except with respect to voting rights and the right to convert Class B Common Stock to Class A Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to four votes for each share held of record. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. In July of 1998, the majority stockholders of FACO converted all of their Class B Common Stock into Class A Common Stock. As of December 31, 2000, the Company did not have any Class B Common Stock outstanding.

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

     The following is a summary of changes in the stock incentive plan during the years ended December 31:

                                      2000                               1999                              1998
                          -----------------------------     -------------------------------    ------------------------------
                                            WEIGHTED                           WEIGHTED                           WEIGHTED
                                             AVERAGE                            AVERAGE                           AVERAGE
                             NUMBER         EXERCISE           NUMBER          EXERCISE           NUMBER          EXERCISE
                           OF SHARES          PRICE          OF SHARES           PRICE          OF SHARES          PRICE
                          -------------    ------------     -------------    --------------   -------------     -------------
Beginning of period.....     1,997,321     $      6.04         1,011,417     $       10.65          825,021     $      12.16
Grants..................                                       1,298,877              3.26          525,210             9.38
Exercises...............       127,105            2.40               ---               ---          (47,014)           11.47
Cancellations  (1)......    (1,148,147)           6.03          (312,973)             9.38         (291,800)           12.46
                          -------------    ------------     -------------    --------------   -------------     -------------
End of period...........       976,279     $      5.58         1,997,321     $        6.04        1,011,417     $      10.65
                          =============    ============     =============    ==============    =============    =============
Options Exercisable.....       517,494     $      6.92           633,741     $        8.76          309,275     $      12.17
                          =============    ============     =============    ==============    =============    =============


     Summary information related to stock options outstanding as of December 31, 2000 is as follows:

                                        OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
  ACTUAL RANGE       ----------------------------------------------------------------   --------------------------------------
  OF EXERCISE            NUMBER           WEIGHTED-AVERAGE                                  NUMBER
 PRICES - 150%        OUTSTANDING            REMAINING            WEIGHTED-AVERAGE        EXERCISABLE       WEIGHTED-AVERAGE
   INCREMENT          AT 12/31/00         CONTRACTUAL LIFE         EXERCISE PRICE         AT 12/31/00        EXERCISE PRICE
-----------------    ---------------    ---------------------   ---------------------   ----------------   -------------------
   $1.66-  2.45            10,625               8.7                     $ 1.70                 3,125              $ 1.82
   $2.50-  3.63           597,168               8.5                       3.20               247,271                3.35
   $4.44-  4.44            98,796               7.8                       4.44                50,239                4.44
   $6.88-  7.50            52,818               7.3                       7.48                27,318                7.46
  $11.33- 15.50           216,872               6.3                      12.37               189,541               12.25
-----------------    ---------------    ---------------------   ---------------------    ---------------   -------------------
   $1.66- 15.50           976,279               7.9                     $ 5.57               517,494              $ 6.92
=================    ===============    =====================   =====================   ================   ===================

----------------
(1) The increase in cancellations during 2000 is due to Company's bankruptcy filing which resulted in the termination of over 90% of the Company's employees.

     The Company accounts for its stock incentive plan based on the intrinsic value of a grant as of the date of the grant in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized in 2000, 1999 or 1998 for options granted under the Company's stock incentive plan. The Company believes the computation of compensation expense based on the fair value method of accounting would have no material effect on the Company's 2000 financial statements. Had compensation expense been recognized in accordance with the fair value provisions of SFAS No. 123, for the prior years, pro forma net income would have been $2.5 million, and $13.1 million in 1999 and 1998, respectively, and net income per diluted share would have been $0.14, and $0.67 in 1999 and 1998 respectively. The fair value of each option grant, a weighted average of $2.16, and $4.99 for options granted in 1999 and 1998 respectively, was estimated as of the date of grant using the Black-Scholes option pricing model. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

     The weighted average assumptions used for the 1999, and 1998 grants are as follows:

                                                   1999               1998
                                              ----------------   ---------------
     Dividend yield.......................          None               None
     Expected volatility..................            78%                55%
     Risk-free interest rate..............          5.48%              5.11%
     Expected lives.......................       5 years            5 years

     In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1.5 million shares of its Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares, respectively. The Company repurchased approximately 84,500 shares during the first quarter of 2000 at an average price of $2.93 per share. Of the 7.5 million shares authorized, as of December 31, 2000 and 1999, the Company had repurchased approximately 4.3 million shares and 4.2 million shares of Common Stock, respectively.

     As partial consideration for obtaining its $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants during both 1999 and 1998. The stock warrants granted in 1998 provide the lender the option to purchase 1% of the Company's then outstanding common stock, with an effective date of January 15, 2001. The original effective date of the 1998 warrants was amended in 1999 from February 15, 1999. These warrants have a ten-year exercise period, were granted at an exercise price of $3 5/16, and were valued at $2.32 per warrant or approximately $515,000 using the Black-Scholes option pricing model. The warehouse lender subsequently released all rights, titles and interest that it had with respect to the 1998 warrants, and released the Company from any obligation thereunder. The stock warrants granted in 1999 provide the warehouse lender the option to purchase 4.9% of the Company's then outstanding Common Stock, with an effective date of January 15, 2000. These warrants have a ten-year exercise period, were granted at an exercise price of $2.00, and were valued at $1.66 per warrant or approximately $1,494,000 using the Black-Scholes pricing model. The Company has accounted for these warrants by recording the fair value of the warrants to debt issuance costs and additional paid in capital. Debt issuance costs were amortized over the term of the related warehouse financing facility agreement.

NOTE 12.  NET INCOME PER SHARE

     A reconciliation of the numerator and denominator used in basic and diluted net income per share are as follows for the years ended December 31:

                                                      PERIOD ENDED
                                                     MARCH 31, 2000        1999             1998
                                                     -------------     -------------    -------------
                                                       (Dollars in thousands, except per share data)
Net income (loss) (dollars in thousands): .......    $    (14,515)     $      3,828     $     14,216
                                                     =============     =============    =============

Weighted average number of common shares:
    Basic .......................................      17,904,223        18,110,214       19,380,119
    Effect of dilutive securities - stock options              --            13,988           51,100
                                                     -------------     -------------    -------------
    Diluted .....................................      17,904,223        18,124,202       19,431,219
                                                     =============     =============    =============

Net income (loss) per share:
    Basic .......................................    $      (0.81)     $       0.21     $       0.73
    Effect of dilutive securities - stock options              --                --               --
                                                     -------------     -------------    -------------
    Diluted .....................................    $      (0.81)     $       0.21     $       0.73
                                                     =============     =============    =============


NOTE 13.  RELATED-PARTY TRANSACTIONS

     For the three years ended December 31, 2000, the Company entered into transactions with the following related parties: the majority stockholder of the Company, entities in which the majority stockholder of the Company has a controlling interest and companies owned by family members of the majority stockholder of the Company. The following amounts represent related-party transactions for the years ended December 31:

                                                              2000          1999          1998
                                                          ------------- ------------- -------------
                                                                   (Dollars in thousands)
        Acquisition of a related company:
            Coast Security Mortgage Company, Inc.........                   $4,000
        Loans purchased from related parties:
            Loans purchased..............................                    7,082      $ 50,353
            Premiums paid ...............................                      140         1,534
        Payments to related parties:
            Rent payments................................      $ 569           506           581
        Interest received from related parties...........                                    590

     The following amounts represent related-party balances as of December 31:

                                                                                  2000          1999
                                                                              ------------- -------------
                                                                                (Dollars in thousands)
Loans serviced for related parties...........................................                   $  2,209
Notes payable due to former shareholders of Coast Security Mortgage, Inc.....     $  1,000         1,000
Accrued interest due to former shareholders of Coast Security Mortgage, Inc..          127            42


NOTE 14.  FINANCIAL INSTRUMENTS

     The Company regularly securitizes and sells fixed and variable rate mortgage loans. As part of its interest rate risk management strategy, the Company hedges its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, selling short United States Treasury Securities is not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale or commitments to fund loans held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon the sale of loans hedged. Net gains and (losses) recognized on hedging activities were ($574,000), $961,000 and ($1,743,000) for the years ended December 31, 2000, 1999 and 1998, respectively. The notional amount of forward sales of United States Treasury Securities at December 31, 2000 was $18.0 million, with a related unrealized loss of approximately $311,000.

     The following disclosures of the estimated fair value of financial instruments as of December 31, 1999 are made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                 1999
                                                      --------------------------
                                                        CARRYING     ESTIMATED
                                                         AMOUNT     FAIR VALUE
                                                       ------------ ------------
                                                        (Dollars in thousands)
    Assets:
        Cash and cash equivalents....................      $15,086      $15,086
        Restricted cash..............................        2,648        2,648
        Loans held for sale..........................       19,782       21,606
        Loans receivable held for investment.........        1,521        1,521
         Loans receivable............................
        Residual interests...........................       48,222       48,222
    Liabilities:
        Warehouse financing facilities...............       14,122       14,122
        Notes payable ...............................        4,626        4,626

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

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     The Company is exposed to on-balance sheet credit risk to its loans receivable and residual interest. Additionally, at December 31, 1999, the Company had outstanding commitments to extend credit in the amount of $36 million. The Company ceased commitment to extend credit in conjunction with the Bankruptcy Filing.

NOTE 15.  DOMESTIC AND FOREIGN OPERATIONS

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

     The following table represents revenue and income before income tax provisions for the years ended December 31:

                                                        -----------------------------------
                                                               1999              1998
                                                        ----------------- -----------------
                                                              (Dollars in thousands)
        Revenue:
             United States............................. $         64,822  $         78,383
             United Kingdom............................            5,117             5,425
                                                        ----------------- -----------------
                 Total................................. $         69,939  $         83,808
                                                        ================= =================

        Income (loss) before income tax provision:
             United States............................. $          4,855  $         26,314
             United Kingdom............................            1,523            (3,361)
                                                        ----------------- -----------------
                 Total................................. $          6,378  $         22,953
                                                        ================= =================

     The following table represents identifiable assets of the Company as of December 31:
                                                                      1999
                                                                 --------------
                                                                  (Dollars in
                                                                  thousands)
        Identifiable assets:
             United States.....................................  $     112,154
             United Kingdom (1)................................
                                                                 --------------
                 Total.........................................  $     112,154
                                                                 ==============
----------------
     (1) The Company discontinued its United Kingdom origination operation in 1998. In 1999, the Company sold its portfolio of United Kingdom loans, and has completely exited the United Kingdom loan origination operation as of December 31, 1999.

NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA

                                                               FIRST         SECOND        THIRD         FOURTH
        (Dollars in thousands except per share amounts)     QUARTER (1)   QUARTER (2)   QUARTER (2)   QUARTER (2)
        -----------------------------------------------------------------------------------------------------------
        2000
             Total revenue.................................    $  5,602            --            --            --
             Income (loss) before income tax provision.....     (22,331)           --            --            --
             Net income (loss).............................     (14,515)           --            --            --
             Comprehensive income (loss)...................     (14,515)           --            --            --
             Basic net income (loss) per share.............       (0.81)           --            --            --
             Diluted net income (loss) per share...........       (0.81)           --            --            --

        1999
             Total revenue.................................    $ 19,617      $ 16,455      $ 18,553      $ 15,314
             Income before income tax provision............       3,399           972         2,441          (434)
             Net income....................................       2,039           583         1,465          (259)
             Comprehensive income..........................       1,167           195         3,480          (336)
             Basic net income per share....................        0.11          0.03          0.08         (0.01)
             Diluted net income per share..................        0.11          0.03          0.08         (0.01)

-----------------
     (1) Unaudited
     (2) With the adoption of liquidation basis accounting effective April 1, 2000, the selected quarterly financial data is no longer applicable.

INDEPENDENT AUDITORS' REPORT
----------------------------




To the Board of Directors and Stockholders of First Alliance Corporation
Irvine, California


We were engaged to audit the accompanying consolidated statement of net assets available for liquidation of First Alliance Corporation and subsidiaries ("the Company) as of December 31, 2000, the related consolidated statement of changes in net assets for the period from April 1, 2000 through December 31, 2000, and the statements of operations and cash flows for the period from January 1, 2000 through March 31, 2000. These financial statements are the responsibility of the Company's management.

As discussed in Note 9 to the financial statements, the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars. The Company has not been able to estimate the amounts expected to be paid to the plaintiffs and other creditors in these matters.

Because of the significance of the matter described in the preceding paragraph, we were unable to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.


/S/ HEIN + ASSOCIATES LLP

Hein + Associates LLP
Certified Public Accountants


Orange, California
February 7, 2001

FORMER INDEPENDENT AUDITORS' REPORT
-----------------------------------





The Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. As a result, the Company's financial statements for such periods included in this Annual Report on Form 10-K for the year ended December 31, 2000 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.

                                     PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

(a)  1.  Financial Statements:
            Consolidated Statement of Net Assets Available for Liquidation
                 as of December 31, 2000...................................  F-1
            Consolidated Statement of Financial Condition
                 for the three-month period ended March 31, 2000...........  F-2
            Consolidated Statement of Financial Condition
                 for the year ended December 31, 1999......................  F-3
            Consolidated Statement of Change in Net Assets
                 for the period of April 1, 2000 through December 31, 2000.  F-4
            Consolidated Statement of Operations
                 for the three month period ended March 31, 2000...........  F-5
            Consolidated Statements of Operations
                 for the years ended December 31, 1999 and 1998............  F-6
            Consolidated Statement of Comprehensive Income (Loss)
                 for the three month period ended March 31, 2000...........  F-7
            Consolidated Statements of Comprehensive Income
                 for the years ended December 31, 1999 and 1998............  F-8
            Consolidated Statement of Stockholders' Equity
                 for the three months ended March 31, 2000.................  F-9
            Consolidated Statements of Stockholders' Equity
                 for the years ended December 31, 1999 and 1998............ F-10
            Consolidated Statement of Cash Flows
                 for the three months ended March 31, 2000................. F-11
            Consolidated Statements of Cash Flows
                 for the years ended December 31, 1999 and 1998............ F-13
            Notes to Consolidated Financial Statements .................... F-15
            Independent Auditors' Report................................... F-36
      2.  Financial Statement Schedules:
            None Required
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

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
  ---                             ----------------------

10.3 Corporate Headquarters Lease (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.4 S Distribution Notes (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5 Mason Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.5.1 Mason Loan (Incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
10.6 Form of Directors' and Officers' Indemnity Agreement (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.7 Master Repurchase Agreement dated as of October 31, 1997 between Nationscapital Mortgage Corporation and the Company
10.8 Master Repurchase Agreement dated as of October 31, 1997 between Coast Security Mortgage Inc. and the Company
10.9 Chisick Employment Agreement (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.10 Reimbursement Agreement (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
10.11 Warehouse Financing Facility dated September 5, 1996 (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996, Commission File No. 0-28706)
10.12 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Nationscapital Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to
        Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
10.21 Servicing Rights Purchase Agreement dated July 1, 2000 between Ocwen Federal Bank FSB and the Company 10.22 Consent Agreement dated July 14, 2000 between Wells Fargo Bank, Minnesota, National Association, The Chase Manhattan Bank, The Bank of New York, MBIA Insurance Corporation, Ocwen Federal Bank FSB, and the Company
21      Subsidiaries of the Registrant *
----------------

*      Filed herewith (a) Reports on Form 8-K:
              (1) A current report on Form 8-K was filed on March 28, 2000 by
                  First Alliance Corporation. Under Item 3. "Bankruptcy or Receivership," First Alliance reported that it had filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code.
              (2) A current report on Form 8-K was filed on April 11, 2000 by
                  First Alliance Corporation. Under Item 4. "Change in Registrant's Certifying Accountants," First Alliance reported that Deloitte & Touche LLP had resigned as the Company's independent auditors.
              (3) A current report on Form 8-K was filed on April 17, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance reported that its common stock had been delisted from the NASDAQ National Market System.
              (4) A current report on Form 8-K was filed on May 30, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had began price quotation and is now listed on the OTC Bulletin Board under the symbol "FACOQ".
              (5) A current report on Form 8-K was filed on May 30, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its April Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (6) A current report on Form 8-K was filed on June 9, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it terminated the employment of Jeffrey Smith, Executive Vice President and Chief Operating Officer.
              (7) A current report on Form 8-K was filed on June 23, 2000 by
                  First Alliance Corporation. Under Item 4. "Change in Registrant's Accountant," First Alliance Corporation reported that it engaged Hein + Associates as the Company's principal independent public accountants.
              (8) A current report on Form 8-K was filed on June 26, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its May Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (9) A current report on Form 8-K was filed on July 24, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its June Monthly Operating Reports as required to be filed with the
                  Bankruptcy Court and Office of the United States Trustee.
              (10)A current report on Form 8-K was filed on August 17, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events,"
                  First Alliance Corporation reported that it had filed its July Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (11)A current report on Form 8-K was filed on September 22, 2000 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its August Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

              (12)A current report on Form 8-K was filed on October 19, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its September Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (13)A current report on Form 8-K was filed on November 20, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its October Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (14)A current report on Form 8-K was filed on December 21, 2000 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its November Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (15)A current report on Form 8-K was filed on January 23, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its December Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (16)A current report on Form 8-K was filed on February 21, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its January Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (17)A current report on Form 8-K was filed on March 26, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its February Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 12, 2001
       ----------------------
                                                    FIRST ALLIANCE CORPORATION

                                              By:        /S/ BRIAN CHISICK
                                                    ---------------------------
                                                           Brian Chisick
                                                           Chairman and
                                                      Chief Executive Officer

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on date indicated.


       SIGNATURE                              TITLE                                 DATE
       ---------                              -----                                 ----

    /S/ BRIAN CHISICK      Chairman and Chief Executive Officer, Director       April 12, 2001
------------------------   PRINCIPAL EXECUTIVE OFFICER
      Brian Chisick


   /S/ FRANCISCO NEBOT     President and Chief Financial Officer, Director      April 12, 2001
------------------------   PRINCIPAL ACCOUNTING OFFICER
     Francisco Nebot


    /S/ SARAH CHISICK      Director                                             April 12, 2001
------------------------
      Sarah Chisick


   /S/ MERRILL BUTLER      Director                                             April 12, 2001
------------------------
     Merrill Butler


 /S/ DANIEL K. STEVENSON   Director                                             April 12, 2001
------------------------
   Daniel K. Stevenson
