Form 10-Q
period 2001-03-31
FIRST ALLIANCE CORP /DE/
filed 2001-05-11
CIK 1029321

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

                  For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

     As of March 31, 2001, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock ( the " Common Stock.").

================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Net Assets Available for Liquidation
         (Unaudited) as of March 31, 2001 and December 31, 2000..............  1

         Consolidated Statement of Change in Net Assets (Unaudited) for
         the three months ended March 31, 2001...............................  2

         Consolidated Statement of Income  for the three
         months ended March 31, 2000 (Unaudited).............................  3

         Consolidated Statement of Cash Flows  for the three
         months ended March 31, 2000 (Unaudited).............................  4

         Notes to Consolidated Financial Statements (Unaudited)..............  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")...................................... 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 21

Item 2.  Changes in Securities............................................... 22

Item 3.  Defaults Upon Senior Securities..................................... 22

Item 4.  Submission of Matters to a Vote of Security Holders................. 22

Item 5.  Other Information................................................... 22

Item 6.  Exhibits and Reports on Form 8-K
         a. Exhibits......................................................... 23
         b. Reports on Form 8-K.............................................. 24


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                FIRST ALLIANCE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION
                                  (DOLLARS IN THOUSANDS)

                                                                       MARCH 31,    DECEMBER 31,
                                                                         2001          2000
                                                                       ---------     ---------
                                                                      (UNAUDITED)
ASSETS

     Cash and cash equivalents ..................................      $ 22,407      $ 21,147
     Restricted cash ............................................         6,831         7,118
     Loans receivable ...........................................        50,722        57,228
     Residual interests in securities - at estimated net
       realizable value .........................................        35,916        37,626
     Property, net ..............................................         5,889         6,180
     Income taxes receivable ....................................         4,981         4,981
     Prepaid expenses and other assets ..........................         1,483         1,535
                                                                       ---------     ---------
        Total assets ............................................       128,229       135,815
                                                                       ---------     ---------

LIABILITIES
     Warehouse financing facilities .............................        44,280        51,486
     Reserve for estimated costs during the period of liquidation        13,278         9,902
     Accrued contingent liabilities .............................         7,459         7,459
     Accounts payable and accrued liabilities ...................         7,248         7,306
     Income taxes payable .......................................         1,314           948
     Notes payable ..............................................         4,507         4,532
                                                                       ---------     ---------
        Total liabilities .......................................        78,086        81,633
                                                                       ---------     ---------

NET ASSETS AVAILABLE FOR LIQUIDATION ............................      $ 50,143      $ 54,182
                                                                       =========     =========

                 See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                  --------------
                                                                  MARCH 31, 2001
                                                                  --------------
REVENUE:
   Loan origination and sale ..............................            $    489
   Interest ...............................................               3,298
   Loan servicing and other ...............................                 161
                                                                       ---------
     Total revenue ........................................               3,948
                                                                       ---------

EXPENSE:
   Compensation and benefits ..............................                 861
   Professional services and other fees ...................                 274
   Facilities and insurance ...............................                 253
   Supplies ...............................................                  50
   Interest ...............................................                 939
   Legal ..................................................               1,690
   Travel and training ....................................                   8
   Liquidation costs ......................................               3,376
   Adjustment to liquidation basis ........................                 105
   Other ..................................................                  16
                                                                       ---------
     Total expense ........................................               7,572
                                                                       ---------

(LOSS) BEFORE INCOME TAX PROVISION ........................              (3,624)

INCOME TAX PROVISION ......................................                 415
                                                                       ---------

CHANGE IN NET ASSETS ......................................              (4,039)

NET ASSETS AT BEGINNING OF PERIOD .........................              54,182
                                                                       ---------

NET ASSETS AT MARCH 31, 2001 ..............................            $ 50,143
                                                                       =========

                 See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                               -------------
                                                                   2000
                                                               -------------

REVENUE:
     Loan origination and sale ............................    $      1,312
     Interest .............................................           3,169
     Loan servicing and other .............................           1,121
                                                               -------------
       Total revenue ......................................           5,602
                                                               -------------

EXPENSE:
     Compensation and benefits ............................           5,877
     Advertising ..........................................           1,798
     Professional services and other fees .................             650
     Facilities and insurance .............................             828
     Supplies .............................................             385
     Depreciation and amortization ........................             433
     Interest .............................................           1,840
     Legal ................................................           2,762
     Travel and training ..................................             134
     Other ................................................             202
     Liquidation Costs ....................................           7,685
     Adjustment to liquidation basis ......................           5,339
                                                               -------------
       Total expense ......................................          27,933
                                                               -------------

(LOSS) BEFORE INCOME TAX BENEFIT ..........................         (22,331)

INCOME TAX (BENEFIT) ......................................          (7,816)
                                                               -------------

NET (LOSS) ................................................    $    (14,515)
                                                               =============

NET (LOSS) PER SHARE:
     Basic ................................................    $      (0.81)
                                                               =============
     Diluted ..............................................    $      (0.81)
                                                               =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
     Basic ................................................      17,904,223
     Diluted ..............................................      18,011,988

            See notes to condensed consolidated financial statements.


                                FIRST ALLIANCE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                               -------------
                                                                                   2000
                                                                               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) .................................................................      $(14,515)
Adjustments to reconcile net loss to net cash used in operating activities:
     Accretion of residual interest in securities ..........................        (1,492)
     Collection of residual interest in securities .........................         4,951
     Amortization of mortgage servicing rights .............................         1,111
     Amortization of debt issuance costs ...................................           574
     Amortization of goodwill ..............................................            79
     Depreciation and amortization .........................................           354
     Provision for loan losses .............................................            42
     Reserve for estimated costs during the period of liquidation ..........         7,685
     Adjustment to liquidation basis .......................................         5,339
Changes in assets and liabilities:
     Receivable from trusts ................................................           (28)
     Loans held for sale ...................................................       (61,565)
     Prepaid expenses and other assets .....................................           302
     Accounts payable and accrued liabilities ..............................          (329)
     Accrued contingent liabilities ........................................          (260)
     Income taxes receivable................................................       (10,415)
                                                                                 ----------
         Net cash used in operating activities .............................       (68,167)
                                                                                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash .........................................           (71)
Capital expenditures .......................................................           (32)
Collections on loans receivables held for investment .......................           305
Proceeds from sales of loans receivable ....................................           914
                                                                                 ----------
         Net cash provided by investing activities .........................         1,116
                                                                                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on warehouse financing facilities ...........................        62,146
Purchase of treasury stock .................................................          (248)
Net (repayments) on notes payable ..........................................           (23)
                                                                                 ----------
         Net cash provided by financing activities .........................        61,875
                                                                                 ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................        (5,176)
CASH AND CASH EQUIVALENTS, beginning of period .............................        14,496
                                                                                 ----------
CASH AND CASH EQUIVALENTS, end of period ...................................      $  9,320
                                                                                 ==========

                                       (continued)

                 See notes to condensed consolidated financial statements.


                                FIRST ALLIANCE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                     FOR THE THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                         -------------
                                                                             2000
                                                                         -------------
SUPPLEMENTAL INFORMATION:
Interest paid .........................................................     $1,021
                                                                            =======
Income taxes paid .....................................................     $2,604
                                                                            =======

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment     $  430
                                                                            =======
Stock warrants issued as debt issuance costs ..........................     $1,494
                                                                            =======

                 See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


GENERAL

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial statements have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' condensed consolidated financial statements to conform to the current period presentation. Such reclassifications had no effect on net income (loss).


FINANCIAL STATEMENT PRESENTATION

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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $13.3 million in estimated liquidation cost accrual as of March 31, 2001.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated at amounts to be paid in settlement of the entity's obligations. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. The Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $4.1 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of March 31, 2001, the Company had provided for approximately $12.4 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

     In previous filings, the Company, based upon the advice of its outside legal bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Recently, the United States District Court has issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside legal bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 18 months from March 31, 2001.

     The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filings on Forms 8-K and Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2000, together with the MD&A for such period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report.

     The changes in net assets for the period from December 31, 2000 to March 31, 2001 are not indicative of the changes to be expected for the full year. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 500 loans), and proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of revenue.

     The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of March 31, 2001, the Company had unrestricted cash and cash equivalents of $22.4 million.


PREMISES

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


SALE OF REAL AND PERSONAL PROPERTY

     In January 2001, the Company entered into an agreement with an unaffiliated third party to sell certain of its real and personal property free and clear of liens and encumbrances consisting of (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

encumbered by a first-priority lien in the approximate amount of $3.5 million. This property was in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001; however, the purchaser did not complete the transaction. The Company is continuing to market the property.


CREDIT CARD AGREEMENT

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. On February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. The parties have subsequently reached a tentative settlement, which will require Bankruptcy Court approval, and will not have a material effect on the Company's net assets available for liquidation.


RECENT COURT RULINGS

     As part of the administration of the Bankruptcy Proceeding, the Bankruptcy Court had ordered certain actions by the FTC and several states stayed to allow the liquidation process to continue. Appeals were filed from these Orders, and the United States District Court recently overturned these stay orders and ordered that the FTC and several state actions may proceed. The Court indicated that the earliest trial date would be available in March 2002. The Company anticipates that these rulings may lengthen the Bankruptcy Proceeding and, as stated above, has revised the estimate of liquidation expenses accordingly.


HEDGING ACTIVITIES

     The Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale. If market interest rates were to rise between the funding and loan sale, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale. The gains and losses derived from these transactions are recognized in earnings. A loss of $61,875 was recognized on hedging activities for the quarter ended March 31, 2001, as compared to a loss of $25,000 for the corresponding period in 2000. The Company did not have any outstanding notional amount of forward sales of United States Treasury Securities at March 31, 2001.


RISK FACTORS

     DISCLAIMER OF OPINION ON FINANCIAL STATEMENTS

     With the filing of the Company's 10-K for December 31, 2000, the Company's current independent auditors, Hein + Associates LLP, included an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Further, the Company's former independent auditors, Deloitte & Touche LLP, had advised the Company that they were not presently willing to reissue their report on the Company's consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998.


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

     There is no assurance that the Company will generate enough cash flow from its residual interest, investments, remaining servicing business and proceeds from asset sales to fund its existing operations or repay its debt obligations. In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interest. Among other factors, the amount of residual interest distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interest may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interest distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interest as it has in the past.


     EVENTS OF DEFAULT

     The Bankruptcy Filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that they are not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio, and the "Consent Agreement" entered into with the trustees and bond insurers, the Company will have be deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to monetary holdback provisions contained in the agreement.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


     INTEREST RATE RISK MANAGEMENT

     The Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale. If market interest rates were to rise between the funding and loan sale, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale.


     LITIGATION

     In addition to being a party to various legal proceedings and asserted claims arising out of the ordinary course of business, the Company has also been involved with several lawsuits which have targeted its lending practices (see
Part II Item 1. "Legal Proceedings"). Any substantial judgment against the Company or settlements in connection therewith may materially diminish, if not eliminate, any distribution to shareholders. The Company is currently unable to assess the ultimate outcome with respect to such claims.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


     DISCLOSURE RELATING TO LOW-PRICED STOCKS

     The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades. The Company's securities are also subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital. (See Item 5. "Market for Common Equity and Related Stockholder Matters.")


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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for annual and interim periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement was amended by SFAS No. 137 issued in June 1999 which amended the effective date of SFAS No. 133 such that it shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 was further amended by SFAS No. 138, issued in June 2000. The adoption of these standards did not have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The discussion in this item should be read in conjunction with the condensed financial statements and the notes thereto included in Item 1 of this report on Form 10-Q. The discussion in this item contains forward-looking statements relating to future events or financial results, such as statements indicating that "Company/management believes," "Company/management expects," "Company/management intends" that certain events may occur or certain trends may continue. All these forward-looking statements involve risks and uncertainties. Other forward-looking statements include statements about liquidity and capital needs and other statements about future matters. These statements, although they reflect the good faith judgment of management, should not be relied on too heavily, as they involve future events that might not occur. Management can only base such statements on facts and factors that it currently knows. Actual results could differ materially from those in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" included in other documents which the Company files with the Securities and Exchange Commission and elsewhere in this report on Form 10-Q.


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

     On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's filing is expected to facilitate the reorganization/liquidation of the Company's remaining business and assets, and operation of those assets pending any such sale. The Company closed all of its loan origination operations, including its branches, and has laid off over 400 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington.

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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $13.3 million in estimated liquidation cost accrual as of March 31, 2001.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. The Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $4.1 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of March 31, 2001, the Company had provided for approximately $12.4 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

     In previous filings, the Company, based upon the advice of its outside legal bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Recently, the United States District Court has issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside legal bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 18 months from March 31, 2001.


REVENUE

     The three primary components of the Company's revenues historically have been loan origination and sale, loan servicing and interest income. These revenue-generating sources have diminished significantly due to the Bankruptcy Filing and sale of assets of the Company. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $55.2 million of its wholly-owned loans as of March 31, 2001. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 500 loans), and proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of revenue.

     Loan origination and sale revenue consisted of gain on sale of loans and the recognition of net origination fees. The Company's strategy of originating, as compared to purchasing, the majority of its loan volume resulted in the generation of a significant amount of loan origination fees. Revenue from loan origination fees has historically allowed the Company to generate positive operating cash flow. Origination fees for the Company's current wholly-owned loans are deferred and recognized into income as loans are paid off or sold.

     Loan servicing and other fee income represent management servicing fees and other ancillary fees, including prepayment penalties received from servicing loans and income generated from the Company's credit card operations. Mortgage servicing rights are amortized against loan servicing and other fee income over the period of estimated net future servicing fee income.

     Interest and other income is primarily comprised of three components: (i) interest on loans receivable, (ii) interest on residual interests, and (iii) interest from investments.

     As a fundamental part of its business and financing strategy, the Company securitized the majority of its loans. In a typical securitization, the Company sold loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issues interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities were used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company retained a residual interest in the trust. The Company has not securitized loans since the Bankruptcy Filing.

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

     As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of March 31 2001, the Company's investment in residual interest totaled $35.9 million.


RECENT DEVELOPMENTS

     PREMISES

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December 2000, the Company entered into a one year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with an unrelated third party. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing.


     SALE OF REAL AND PERSONAL PROPERTY

     In January 2001, the Company entered into an agreement with an unaffiliated third party to sell certain of its real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is
(i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property is currently in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001; however, the purchaser did not complete the transaction. The Company is continuing to market the property.


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

COURT RULINGS

     As part of the administration of the Bankruptcy Proceeding, the Bankruptcy Court had ordered certain actions by the FTC and several states stayed to allow the liquidation process to continue. Appeals were filed from these Orders, and the United States District Court recently overturned these stay orders and ordered that the FTC and several state actions may proceed. The Court indicated that the earliest trial date would be available in March 2002. The Company anticipates that these rulings may lengthen the Bankruptcy Proceeding and, as stated above, has revised the estimate of liquidation expenses accordingly.


LOAN ORIGINATIONS AND PURCHASES

     The following tables summarize loan origination, purchase and sale activity for the periods indicated:

                                                             AT OR FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                          --------------------------------
                                                               2001             2000
                                                          --------------- ---------------
                                                               (DOLLARS IN THOUSANDS)
Loan originations and purchases:
   Retail originations..................................  $            -  $       69,510
   Coast Security Mortgage..............................               -          16,548
   Loans by mail........................................               -           5,257
   Wholesale purchases..................................               -             562
                                                          --------------- ---------------
     Total..............................................  $            -  $       91,877
                                                          =============== ===============

Weighted average initial interest rate..................               -             9.8%
Weighted average initial combined loan-to-value ratio...               -            69.8%
Average loan size.......................................  $            -  $          121


LOAN SALES

                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                          --------------------------------
                                                               2001             2000
                                                          --------------- ---------------
                                                               (DOLLARS IN THOUSANDS)

                 Securitizations........................               -  $            -
                 Domestic whole loan sales..............               -          24,544
                                                          --------------- ---------------
                      Total.............................               -  $       24,544
                                                          =============== ===============

RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

     As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (January 1, 2001 to March 31, 2001) is presented below, rather than a description of the Company's results of operations for the three months ended March 31, 2000. Please refer to the Company's March 31, 2000 Form 10-Q for a discussion of operating results for the first quarter of 2000.

     During the period of January 1, 2001 through March 31, 2001, the Company reported a $4.0 million decrease in net assets available for liquidation. The Company generated operating revenues of $3.9 million, of which $3.3 million is attributable to interest from residual interest and loans receivable. The

Company's operating expenses (excluding interest expense) during the period of January 1 ,2001 through March 31, 2001 were $6.6 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets. Furthermore, the Company accrued an additional $6.5 million in liquidation expenses to reflect a longer liquidation period than previously estimated as a consequence of recent court rulings (see Item 2. Recent Developments). Legal expenses and Professional Fees accounted for $2.0 million of the Company's operating expenses which are mainly related to the defense of the litigation cases and administrative bankruptcy proceedings.

     The net assets of the Company were also affected by a tax provision of $0.5 million. The tax provision is primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

     The Company's net assets in liquidation were $50.1 million at March 31, 2001.


SERVICING

     The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                              AS OF
                                         -----------------------------------------------------------------------------------
                                               MARCH 31, 2001            DECEMBER 31, 2000             MARCH 31, 2000
                                         --------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                          Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                         ------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio..................... $     55,294                $     62,296                $    901,999
                                         =============               =============               =============
30-59 days delinquent................... $      1,085          2.0%  $        993          1.6%  $      7,921          0.9%

60-89 days delinquent...................          595          1.1            181          0.3          7,328          0.8
90 days or more delinquent..............        1,888          3.4          1,993          3.2         22,245          2.5
                                         ------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies.................. $      3,568          6.5%  $      3,167          5.1%  $     37,494          4.2%
                                         ============= ============= ============= ============= ============= =============
REO (1)  ...............................            -            -              -            -   $      1,568          0.2%
                                         ============= ============= ============= ============= ============= =============

                                                                FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,
                                                          ---------------------------------
                                                               2001             2000
                                                          ---------------- ----------------
Average servicing portfolio (2)...........................$        58,795  $       897,163
Net losses (3)............................................              -  $           128
Percentage of average servicing portfolio - annualized                  -             0.06%


(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter. As of July 31, 2000, the Company transferred all loans serviced for others to a third party servicer ..
(3) Net losses means actual net losses realized with respect to the disposition of REO.

LIQUIDITY AND CAPITAL RESOURCES

     With the filing of the Company's 10-K for December 31, 2000, the Company's current independent auditors, Hein + Associates LLP, included an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, had advised the Company that they were not presently willing to reissue their report on the Company's consolidated statement of financial condition as of December 31, 1999, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998.

     The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of March 31, 2001, the Company had unrestricted cash and cash equivalents of $22.4 million.

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

     The Company has experienced a significant increase in legal expenses over the last two years, which have had a material adverse effect on the Company's results of operations and financial condition. Such legal expenses have related to legal settlement agreements, and an increase in attorneys' fees and reserves for ongoing legal matters. There is no assurance that legal expenses will be reduced in the future (see Part II, Item 1. Legal Proceedings).

     In January 2001, the Company entered into an agreement to sell real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property is currently in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001, however, the purchaser did not complete the transaction. The Company is continuing to market the property.

     The Company believes that its current cash position coupled with cash generated from its existing operations will be sufficient to fund its operations for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management, based upon the advice of its legal bankruptcy counsel, expects that the overall reorganization/liquidation process with respect to the remaining assets and liabilities of the Company to continue for approximately 18 months from March 31, 2001, subject to change depending on the outcome of certain litigation proceedings (see Part II Item 1). No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

      No other material changes with regard to market risk from the preceding fiscal year were noted.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Bankruptcy Court enjoined prosecution of this action, but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the FTC claim.

     In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proof of claims filed. An appeal of this order has been filed.

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. In July 2000, the Florida Attorney General commenced an action in Broward Circuit Court seeking similar relief to that sought in Illinois. The Bankruptcy Court enjoined prosecution of these actions but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of these states' claims.

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company, and Brian Chisick, Chairman and Chief Executive Officer of the Company, and his wife Sarah in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety. An appeal of this ruling is expected to be filed.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court has enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the Commonwealth's claim.

     In September 1998, the Company was informed by the United States Department of Justice ("DOJ") that it and the Attorneys General of Arizona, Florida, Illinois, Massachusetts, Minnesota, New York and Washington have initiated a joint investigation into the lending practices of the Company. The DOJ agreed to limit its initial inquiry to pricing disparities, and was reviewing data provided by the Company, which is cooperating with the investigation. It appears that the DOJ is no longer pursuing this matter.

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

     On May 1, 2001, the United States District Court granted motions of the FTC, the States of Arizona, California, Florida, Illinois, Massachusetts and New York, and the Official Borrowers' Committee, to withdraw the reference to the Bankruptcy Court of the consideration of their claims. These claims will now be determined in the District Court.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

     As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). Various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of March 31, 2001, the Company had provided for approximately $12.4 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These actions asserted against the Company as claims may materially diminish, if not eliminate, any distribution to shareholders.


ITEM 2.  CHANGES IN SECURITIES

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

     Effective January 23, 2001, Donald H. Kasle resigned as a member of the Board of Directors of the Company.

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

EXHIBIT
    NO.                              DESCRIPTION OF EXHIBIT
    ---                              ----------------------

10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company 10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit
10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (incorporated by reference to Exhibit 10.20 to the Company's quarterly report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
10.21 Servicing Rights Purchase Agreement dated July 1, 2000 between Ocwen Federal Bank FSB and the Company
10.22 Consent Agreement dated July 14, 2000 between Wells Fargo Bank, Minnesota, National Association, The Chase Manhattan Bank, The Bank of New York, MBIA Insurance Corporation, Ocwen Federal Bank FSB, and the Company
----------------

       (a)  Reports on Form 8-K:

              (1) A current report on Form 8-K was filed on January 23, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its December Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (2) A current report on Form 8-K was filed on February 21, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its January Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (3) A current report on Form 8-K was filed on March 26, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its February Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
              (4) A current report on Form 8-K was filed on April 18, 2001 by
                  First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its March Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:    May 11, 2001                            /S/ BRIAN CHISICK
     ---------------------              ----------------------------------------
                                                     Brian Chisick
                                         Chairman and Chief Executive Officer


Date:    May 11, 2001                         /S/ FRANCISCO NEBOT
     ---------------------              ----------------------------------------
                                                    Francisco Nebot
                                         President and Chief Financial Officer
                                              Principal Financial Officer