Form 10-Q
period 2001-06-30
FIRST ALLIANCE CORP /DE/
filed 2001-08-02
CIK 1029321

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

                  For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

         As of June 30, 2001, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock (the "Common Stock").


================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Consolidated Statements of Net Assets Available for Liquidation
          (Unaudited) as of June 30, 2001 and December 31, 2000............  1

          Consolidated Statement of Change in Net Assets (Unaudited) for
          the three and six months ended June 30, 2001.....................  2

          Consolidated Statement of Change in Net Assets (Unaudited) for
          the three months ended June 30, 2000.............................  3

          Consolidated Statement of Income for the three months ended
          March 31, 2000 (Unaudited).......................................  4

          Consolidated Statement of Cash Flows for the three months ended
          March 31, 2000 (Unaudited).......................................  5

          Notes to Consolidated Financial Statements (Unaudited)...........  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ("MD&A")...................................  16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  24

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................  25

Item 2.   Changes in Securities............................................  27

Item 3.   Defaults Upon Senior Securities..................................  27

Item 4.   Submission of Matters to a Vote of Security Holders..............  27

Item 5.   Other Information................................................  27

Item 6.   Exhibits and Reports on Form 8-K
          a. Exhibits......................................................  28
             Reports on Form 8-K...........................................  29

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                               FIRST ALLIANCE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION
                                                 (DOLLARS IN THOUSANDS)


                                                                                              JUNE 30,       DECEMBER 31,
                                                                                                2001             2000
                                                                                          ----------------- ----------------
                                                                                            (UNAUDITED)
ASSETS
     Cash and cash equivalents...........................................................      $  25,417         $  21,147
     Restricted cash.....................................................................          6,100             7,118
     Loans receivable - net..............................................................         44,228            57,228
     Residual interests in securities - at estimated net realizable value................         33,271            37,626
     Property, net.......................................................................          5,439             6,180
     Income taxes receivable.............................................................          4,981             4,981
     Prepaid expenses and other assets...................................................          1,460             1,535
                                                                                          ----------------- ----------------
        Total assets.....................................................................        120,896           135,815
                                                                                          ----------------- ----------------

LIABILITIES
     Warehouse financing facilities......................................................         37,518            51,486
     Reserve for estimated costs during the period of liquidation........................         11,443             9,902
     Accrued contingent liabilities......................................................          8,438             7,459
     Accounts payable and accrued liabilities............................................          7,361             7,306
     Income taxes payable................................................................          1,379               948
     Notes payable.......................................................................          4,482             4,532
                                                                                          ----------------- ----------------
        Total liabilities................................................................         70,621            81,633
                                                                                          ----------------- ----------------

NET ASSETS AVAILABLE FOR LIQUIDATION                                                           $  50,275         $  54,182
                                                                                          ================= ================


                             See notes to condensed consolidated financial statements.

                                                           1


                                          FIRST ALLIANCE CORPORATION
                           CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                          ENDED                       ENDED
                                                                 ------------------------    ------------------------
                                                                      JUNE 30, 2001               JUNE 30, 2001
                                                                 ------------------------    ------------------------
  REVENUE:
     Loan origination and sale..................................        $      515                 $    1,004
     Interest...................................................             2,976                      6,274
     Loan servicing and other...................................             1,098                      1,259
                                                                 ------------------------    ------------------------
       Total revenue............................................             4,589                      8,537
                                                                 ------------------------    ------------------------

  EXPENSE:
     Compensation and benefits..................................               597                      1,458
     Professional services and other fees ......................               345                        618
     Facilities and insurance...................................               243                        497
     Supplies...................................................                26                         76
     Interest...................................................               677                      1,616
     Legal......................................................             1,324                      3,015
     Travel and training........................................                 4                         12
     Liquidation costs (recoveries).............................            (1,835)                     1,541
     Adjustment to liquidation basis............................             2,575                      2,680
     Other......................................................                17                         33
                                                                 ------------------------    ------------------------
       Total expense............................................             3,973                     11,546
                                                                 ------------------------    ------------------------

  INCOME / (LOSS) BEFORE INCOME TAX PROVISION...................               616                     (3,009)

  INCOME TAX PROVISION..........................................              (484)                      (898)
                                                                 ------------------------    ------------------------

  CHANGE IN NET ASSETS..........................................               132                     (3,907)

  NET ASSETS AT BEGINNING OF PERIOD.............................            50,143                     54,182
                                                                 ------------------------    ------------------------

  NET ASSETS AT JUNE 30, 2001...................................        $   50,275                 $   50,275
                                                                 ========================    ========================


                             See notes to condensed consolidated financial statements.

                                                      2

                                          FIRST ALLIANCE CORPORATION
                           CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED JUNE 30,
                                                                                      ---------------------------
                                                                                                 2000
                                                                                      ---------------------------
  REVENUE:
     Loan origination and sale........................................................           $     721
     Interest.........................................................................               3,771
     Loan servicing and other.........................................................               1,491
                                                                                      ---------------------------
       Total revenue..................................................................               5,983
                                                                                      ---------------------------

  EXPENSE:
     Compensation and benefits........................................................               2,319
     Advertising......................................................................                (111)
     Professional and other fees .....................................................                 460
     Facilities and insurance.........................................................                 488
     Supplies.........................................................................                  14
     Depreciation and amortization....................................................                 180
     Interest.........................................................................               2,158
     Legal............................................................................               1,014
     Travel and training..............................................................                   2
     Liquidation costs (recoveries)...................................................               6,232
     Adjustment to liquidation basis..................................................                (661)
     Other............................................................................                   3
                                                                                      ---------------------------
       Total expense..................................................................              12,098
                                                                                      ---------------------------

  (LOSS) BEFORE INCOME TAX PROVISION..................................................              (6,115)

  INCOME TAX PROVISION................................................................              (4,573)
                                                                                      ---------------------------

  CHANGE IN NET ASSETS................................................................             (10,688)

  NET ASSETS AT BEGINNING OF PERIOD...................................................              65,836
                                                                                      ---------------------------

  NET ASSETS AT JUNE 30, 2000.........................................................           $  55,148
                                                                                      ===========================



                             See notes to condensed consolidated financial statements.

                                                      3

                                          FIRST ALLIANCE CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                  (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                   -------------------------
                                                                                             2000
                                                                                   -------------------------
  REVENUE:
       Loan origination and sale..................................................          $   1,312
       Interest...................................................................              3,169
       Loan servicing and other...................................................              1,121
                                                                                   -------------------------
         Total revenue............................................................              5,602
                                                                                   -------------------------

  EXPENSE:
       Compensation and benefits..................................................              5,877
       Advertising................................................................              1,798
       Professional services and other fees ......................................                650
       Facilities and insurance...................................................                828
       Supplies...................................................................                385
       Depreciation and amortization..............................................                433
       Interest...................................................................              1,840
       Legal......................................................................              2,762
       Travel and training........................................................                134
       Other......................................................................                202
       Liquidation Costs..........................................................              7,685
       Adjustment to liquidation basis............................................              5,339
                                                                                   -------------------------
         Total expense............................................................             27,933
                                                                                   -------------------------

  (LOSS) BEFORE INCOME TAX BENEFIT................................................            (22,331)

  INCOME TAX (BENEFIT)............................................................             (7,816)
                                                                                   -------------------------

  NET (LOSS)......................................................................          $ (14,515)
                                                                                   =========================

  NET (LOSS) PER SHARE:
       Basic......................................................................          $   (0.81)
                                                                                   =========================
       Diluted ...................................................................          $   (0.81)
                                                                                   =========================

  WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
       Basic......................................................................         17,904,223
       Diluted ...................................................................         18,011,988



                             See notes to condensed consolidated financial statements.

                                                      4


                                          FIRST ALLIANCE CORPORATION
                                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                          --------------------------
                                                                                                    2000
                                                                                          --------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)............................................................................          $ (14,515)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Accretion of residual interest in securities.....................................             (1,492)
        Collection of residual interest in securities....................................              4,951
        Amortization of mortgage servicing rights........................................              1,111
        Amortization of debt issuance costs..............................................                574
        Amortization of goodwill.........................................................                 79
        Depreciation and amortization ...................................................                354
        Provision for loan losses........................................................                 42
        Reserve for estimated costs during the period of liquidation.....................              7,685
        Adjustment to liquidation basis..................................................              5,339
   Changes in assets and liabilities:
        Receivable from trusts...........................................................                (28)
        Loans held for sale..............................................................            (61,565)
        Prepaid expenses and other assets................................................                302
        Accounts payable and accrued liabilities.........................................               (329)
        Accrued contingent liabilities...................................................               (260)
        Income taxes receivable..........................................................            (10,415)
                                                                                               ---------------------
            Net cash used in operating activities........................................            (68,167)
                                                                                               ---------------------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash deposited for restricted cash....................................................                (71)
   Capital expenditures..................................................................                (32)
   Collections on loans receivables held for investment..................................                305
   Proceeds from sales of loans receivable...............................................                914
                                                                                               ---------------------
            Net cash provided by investing activities....................................              1,116
                                                                                               ---------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on warehouse financing facilities......................................             62,146
   Purchase of treasury stock............................................................               (248)
   Net (repayments) on notes payable.....................................................                (23)
                                                                                               ---------------------
            Net cash provided by financing activities....................................             61,875
                                                                                               ---------------------

   NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................             (5,176)
   CASH AND CASH EQUIVALENTS, beginning of period........................................             14,496
                                                                                               ---------------------
   CASH AND CASH EQUIVALENTS, end of period..............................................          $   9,320
                                                                                               =====================

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


                                          FIRST ALLIANCE CORPORATION
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                          ---------------------------
                                                                                                     2000
                                                                                          ---------------------------
   SUPPLEMENTAL INFORMATION:
   Interest paid........................................................................              $  1,021
                                                                                          ===========================
   Income taxes paid....................................................................              $  2,604
                                                                                          ===========================

   SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Transfer of loans held for sale to loans receivable held for investment..............               $   430
                                                                                          ===========================
   Stock warrants issued as debt issuance costs.........................................              $  1,494
                                                                                          ===========================




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


FINANCIAL STATEMENT PRESENTATION

     On March 23, 2000, First Alliance Corporation, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over the assets of the Company. As a debtor in possession, the Company remains in control of its assets and is authorized to operate its business, subject to the supervision of the Bankruptcy Court. The Company's filing is expected to facilitate the reorganization, marketing, sale and liquidation of the Company's remaining business and assets. The Company has laid off over 400 employees, ceased all loan origination and branch operations, and therefore, has no operating loan origination business. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. In addition, in July 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its servicing rights portfolio serviced for others. The Company is currently servicing its own loan portfolio of approximately $48 million. For financial statement presentation only, March 31, 2000 will be considered the effective date of the Bankruptcy Filing. However, the Company applied the liquidation basis accounting effective with the date of the Bankruptcy Filing.

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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $11.4 million in estimated liquidation cost accrual as of June 30, 2001.

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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. As of June 30, 2001, the Company had recorded, since the inception of the Bankruptcy Filing, a valuation adjustment to the cost basis of certain assets and liabilities of approximately $6.8 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other claims in an unspecified amount from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of June 30, 2001, the Company had provided for approximately $13.8 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

     In previous filings, the Company, based upon the advice of its outside legal bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. In April 2001, the United States District Court had issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside legal bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 18 months from March 31, 2001. There is no assurance that 18 months will be sufficient to complete the overall reorganization/liquidation plan.

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

     The changes in net assets for the period from December 31, 2000 to June 30, 2001 are not indicative of the changes to be expected for the full year. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 450 loans), and proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of cash.

     The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of June 30, 2001, the Company had unrestricted cash and cash equivalents of approximately $25.4 million.

PREMISES

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December 2000, the Company entered into a one year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with an unrelated third party. The terms of the sublease shall be extended automatically, on a month-to-month basis, commencing January 1, 2002, unless either party gives a written notice to the other party, stating that it does not wish to further extend the term, at least one month in advance of the desired final termination date. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SALE OF REAL AND PERSONAL PROPERTY

     In January 2001, the Company entered into an agreement with an unaffiliated third party to sell certain of its real and personal property free and clear of liens and encumbrances consisting of (i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property was previously in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001; however, the purchaser did not complete the transaction. On April 15, 2001, the Company proceeded with the engagement of a new real estate broker and has continued marketing the property. At this time, the Company has not received any firm offer.

CREDIT CARD AGREEMENT

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. On February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. The parties have subsequently reached a tentative settlement, which is not anticipated to have a material effect on the Company's net assets available for liquidation; the tentative settlement is currently being finalized to be presented for Bankruptcy Court approval.

RECENT COURT RULINGS

     As part of the administration of the Bankruptcy Proceeding, the Bankruptcy Court had ordered certain actions by the FTC and several states stayed to allow the liquidation process to continue. Appeals were filed from these Orders, and the United States District Court recently overturned these stay orders and ordered that the FTC and several state actions may proceed. The Court indicated that the earliest trial date would be available in April 2002. The Company anticipates that these rulings may lengthen the Bankruptcy Proceeding and, as stated above, has revised the estimate of liquidation expenses accordingly.

PLAN OF REORGANIZATION/LIQUIDATION

     On July 17, 2001, the Company and several of its wholly-owned subsidiaries (and together with the Company, the "Debtor") filed a Joint and Consolidated Plan of Reorganization, dated July 17, 2001 (the "Liquidation Plan"), with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (Case No. SA00-12370 LR).

     The Liquidation Plan, as filed, proposes to transfer all of the assets of the Debtor to two (2) trusts for the benefit of holders of allowed claims and interests (the "Creditors Trusts"), and to liquidate substantially all of such assets for the benefit of the various creditors and interest holders in accordance with the terms and conditions of the Liquidation Plan. The Liquidation Plan will be subject to the approval of the Bankruptcy Court.

     If the Disclosure Statement, which will set forth certain information with respect to the Liquidation Plan, is ultimately approved by the Bankruptcy Court, as containing "adequate information," the Debtor will mail the Disclosure Statement to each of the Company's creditors and shareholders. The Company's shareholders constitute a class of interest under the Liquidation Plan, and will have the opportunity to vote to accept or reject the Liquidation Plan. However, even if the Company's shareholders vote to reject the Liquidation Plan, the Bankruptcy Court may determine to approve the Liquidation Plan, despite such rejection.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of certain material provisions of the Liquidation Plan, but does not constitute a complete statement of all of the terms, conditions and effects of the Liquidation Plan.

     The Creditors Trusts will include: (a) a Settlement Trust, into which certain assets of the Debtor will be transferred for the principal benefit of certain classes of creditors and holders of allowed claims, and (b) a Liquidating Trust, into which all remaining assets of the Debtor (including any remaining assets from the Settlement Trust, after payment in full to holders of allowed claims from the Settlement Trust) for the benefit of the unpaid holders of allowed claims and interest holders.

     Pursuant to the terms of the Liquidation Plan, all shares of capital stock and other rights to acquire capital stock of the Company will be canceled and discharged. The Debtor will issue to the Company a residual right to receive a liquidation distribution from the Liquidating Trust, under certain limited circumstances, in exchange for the cancellation and discharge of the Company's issued and outstanding securities. Thereafter, the Company's shareholders will receive a liquidation distribution from the Company of the residual right in proportion to their existing percentage interests in the Company's Common Stock in complete redemption of their securities interests in the Company. The Company's shareholders will only receive distribution, if any, with respect to the residual right, after all other allowed claims have been paid in full in accordance with the terms and conditions of the Liquidating Plan.

     There can be no assurances that there will be any assets available for distribution to the Company's shareholders with respect to the residual right. Further, there can be no assurances as to the tax consequences to the Company's shareholders with respect to any liquidation distributions, if any, pursuant to the residual right or otherwise in accordance with the terms and conditions of the Liquidation Plan.

     On the effective date of the Liquidation Plan, the Debtor will no longer be engaged in business, and all assets of the Debtor will be transferred to the Creditors Trusts. All of the affairs of the Creditors Trusts will be managed by the trustees of the Creditors Trusts, which are to be appointed in accordance with the terms of the Creditors Trusts. There can be no assurances that the Liquidation Plan will be approved at all or in the proposed form, as currently filed with the Bankruptcy Court.


HEDGING ACTIVITIES

     The Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale. If market interest rates were to rise between the funding and loan sale, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale. The gains and losses derived from these transactions are recognized in earnings. The Company decided not to hedge its fixed rate loans during the second quarter due to the overall declining interest rate environment. Consequently, the Company did not have any outstanding notional amount of forward sales of United States Treasury Securities at June 30, 2001.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


     PLAN OF REORGANIZATION/LIQUIDATION

     The Company's Bankruptcy Filing is expected to facilitate the reorganization/liquidation and sale of a significant portion of the Company's remaining business and assets, and the operation of those assets pending any such sale. As of the date of the Company's Bankruptcy Filing, the United States Bankruptcy Court for the Central District of California assumed jurisdiction and control over the assets of the Company. As a debtor in possession, the Company is authorized to operate its business, subject to the supervision of the Bankruptcy Court. No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business.

     It is management's intention to market for sale, and operate pending such sale, all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with any remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     On July 17, 2001, the Company and several of its wholly-owned subsidiaries (and together with the Company, the "Debtor") filed a Joint and Consolidated Plan of Reorganization, dated July 17, 2001 (the "Liquidation Plan"), with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (Case No. SA00-12370 LR).

     The Liquidation Plan, as filed, proposes to transfer all of the assets of the Debtor to two (2) trusts for the benefit of holders of allowed claims and interests (the "Creditors Trusts"), and to liquidate substantially all of such assets for the benefit of the various creditors and interest holders in accordance with the terms and conditions of the Liquidation Plan. The Liquidation Plan will be subject to the approval of the Bankruptcy Court.

     If the Disclosure Statement, which will set forth certain information with respect to the Liquidation Plan, is ultimately approved by the Bankruptcy Court, as containing "adequate information," the Debtor will mail the Disclosure Statement to each of the Company's creditors and shareholders. The Company's shareholders constitute a class of interest under the Liquidation Plan, and will have the opportunity to vote to accept or reject the Liquidation Plan. However, even if the Company's shareholders vote to reject the Liquidation Plan, the Bankruptcy Court may determine to approve the Liquidation Plan, despite such rejection.

     The following is a summary of certain material provisions of the Liquidation Plan, but does not constitute a complete statement of all of the terms, conditions and effects of the Liquidation Plan.

     The Creditors Trusts will include: (a) a Settlement Trust, into which certain assets of the Debtor will be transferred for the principal benefit of certain classes of creditors and holders of allowed claims, and (b) a Liquidating Trust, into which all remaining assets of the Debtor (including any remaining assets from the Settlement Trust, after payment in full to holders of allowed claims from the Settlement Trust) for the benefit of the unpaid holders of allowed claims and interest holders.

     Pursuant to the terms of the Liquidation Plan, all shares of capital stock and other rights to acquire capital stock of the Company will be canceled and discharged. The Debtor will issue to the Company a residual right to receive a liquidation distribution from the Liquidating Trust, under certain limited circumstances, in exchange for the cancellation and discharge of the Company's issued and outstanding securities. Thereafter, the Company's shareholders will receive a liquidation distribution from the Company of the residual right in proportion to their existing percentage interests in the Company's Common Stock in complete redemption of their securities interests in the Company. The Company's shareholders will only receive distribution, if any, with respect to the residual right, after all other allowed claims have been paid in full in accordance with the terms and conditions of the Liquidating Plan.

     There can be no assurances that there will be any assets available for distribution to the Company's shareholders with respect to the residual right. Further, there can be no assurances as to the tax consequences to the Company's shareholders with respect to any liquidation distributions, if any, pursuant to the residual right or otherwise in accordance with the terms and conditions of the Liquidation Plan.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On the effective date of the Liquidation Plan, the Debtor will no longer be engaged in business, and all assets of the Debtor will be transferred to the Creditors Trusts. All of the affairs of the Creditors Trusts will be managed by the trustees of the Creditors Trusts, which are to be appointed in accordance with the terms of the Creditors Trusts. There can be no assurances that the Liquidation Plan will be approved at all or in the proposed form, as currently filed with the Bankruptcy Court.


     EVENTS OF DEFAULT

     The Bankruptcy Filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that it did not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio, and the "Consent Agreement" entered into with the trustees and bond insurers, the Company will have been deemed to have resolved the events of default under the Company's pooling and servicing agreements subject to monetary holdback provisions contained in the agreement.

     The Bankruptcy Filing may have also created an event of default under the Company's warehouse financing facility, though the Company contends that it did not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to either repay the entire balance outstanding on the warehouse financing facility or force a foreclosure sale of the underlying loans held for sale, which are collateralizing the loan.


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


     INTEREST RATE RISK MANAGEMENT

     The Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale. If market interest rates were to rise between the funding and loan sale, the fixed rate loans would, in turn, decrease in value. The Company mitigates the risk associated

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


with fixed rate mortgage commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, short sales of United States Treasury Securities are not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company recognizes realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale (see Part I., Item 1. "Hedging Activities").


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


     SECURITIES RISKS

     LIMITED PUBLIC MARKET FOR COMMON STOCK

     There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's Bankruptcy proceeding, business performance, industry dynamics, news announcements or changes in general economic conditions. In addition, the filing of a plan of reorganization/liquidation could have a material effect to the holders of the Company's Common Stock.


     DISCLOSURE RELATING TO LOW-PRICED STOCKS

     The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades. The Company's securities are also subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital. (See Form 10-K for year 2000, Item 5. "Market for Common Equity and Related Stockholder Matters.")

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 31, 2001 for acquisitions prior to July 1, 2001. It is effective immediately for goodwill or other intangible assets acquired after June 30, 2001. The statement deals with the accounting treatment of these assets. The adoption of these standards did not have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

     In June 2001, FASB issued SFAS No. 141, "Business Combinations." This statement is effective for business combinations completed after June 30, 2001, and requires that all business combinations be accounted for using the purchase method of accounting. The pooling-of-interest method is prohibited. The adoption of these standards did not have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

     On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's filing is expected to facilitate the reorganization/liquidation of the Company's remaining business and assets, and operation of those assets pending any such sale. The Company closed all of its loan origination operations, including its branches, and has laid off over 400 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. In addition, in July 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its servicing rights portfolio serviced for others. The Company is currently servicing its own loan portfolio of approximately $48 million.

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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $11.4 million in an estimated liquidation cost accrual as of June 30, 2001.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. As of June 30, 2001, the Company had recorded, since the inception of the Bankruptcy Filing, a valuation adjustment to the cost basis of certain assets and liabilities of approximately $6.8 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of June 30, 2001, the Company had provided for approximately $13.8 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

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


REVENUE

     The three primary components of the Company's revenues historically have been loan origination and sale, loan servicing and interest income. These revenue-generating sources have diminished significantly due to the Bankruptcy Filing and sale of assets of the Company. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $48 million of its wholly-owned loans as of June 30, 2001. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 450 loans), and proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of cash.

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

     Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 140, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values.

     As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of June 30, 2001, the Company's investment in residual interest totaled $33.3 million.


RECENT DEVELOPMENTS

     PREMISES

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December 2000, the Company entered into a one year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with an unrelated third party. The terms of the sublease shall be extended automatically, on a month-to-month basis, commencing January 1, 2002, unless either party gives a written notice to the other party, stating that it does not wish to further extend the term, at least one month in advance of the desired final termination date. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing.


     SALE OF REAL AND PERSONAL PROPERTY

     In January 2001, the Company entered into an agreement with an unaffiliated third party to sell certain of its real and personal property free and clear of liens and encumbrances. Among the property of the Company's Chapter 11 estate is
(i) a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and (ii) the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. This property was previously in escrow with a sales price of $6.0 million for the real property and an additional $50,000 for the personal property contained therein. The Bankruptcy Court approved this transaction on March 12, 2001; however, the purchaser did not complete the transaction. On April 15, 2001, the company proceeded with the engagement of a new real estate broker, and has continued marketing the property. At this time, the Company has not received any firm offer.


     CREDIT CARD AGREEMENT

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. On February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. The parties have subsequently reached a tentative settlement, which is not anticipated to have a material effect on the Company's financial condition. This tentative settlement is currently being finalized to be presented for Bankruptcy Court approval.

COURT RULINGS

     As part of the administration of the Bankruptcy Proceeding, the Bankruptcy Court had ordered certain actions by the FTC and several states stayed to allow the liquidation process to continue. Appeals were filed from these Orders, and the United States District Court recently overturned these stay orders and ordered that the FTC and several state actions may proceed. The Court indicated that the earliest trial date would be available in April 2002. The Company anticipates that these rulings may lengthen the Bankruptcy Proceeding and, as stated above, has revised the estimate of liquidation expenses accordingly.


PLAN OF REORGANIZATION/LIQUIDATION

     On July 17, 2001, the Company and several of its wholly-owned subsidiaries (and together with the Company, the "Debtor") filed a Joint and Consolidated Plan of Reorganization, dated July 17, 2001 (the "Liquidation Plan"), with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (Case No. SA00-12370 LR).

     The Liquidation Plan, as filed, proposes to transfer all of the assets of the Debtor to two (2) trusts for the benefit of holders of allowed claims and interests (the "Creditors Trusts"), and to liquidate substantially all of such assets for the benefit of the various creditors and interest holders in accordance with the terms and conditions of the Liquidation Plan. The Liquidation Plan will be subject to the approval of the Bankruptcy Court.

     If the Disclosure Statement, which will set forth certain information with respect to the Liquidation Plan, is ultimately approved by the Bankruptcy Court, as containing "adequate information," the Debtor will mail the Disclosure Statement to each of the Company's creditors and shareholders. The Company's shareholders constitute a class of interest under the Liquidation Plan, and will have the opportunity to vote to accept or reject the Liquidation Plan. However, even if the Company's shareholders vote to reject the Liquidation Plan, the Bankruptcy Court may determine to approve the Liquidation Plan, despite such rejection.

     The following is a summary of certain material provisions of the Liquidation Plan, but does not constitute a complete statement of all of the terms, conditions and effects of the Liquidation Plan.

     The Creditors Trusts will include: (a) a Settlement Trust, into which certain assets of the Debtor will be transferred for the principal benefit of certain classes of creditors and holders of allowed claims, and (b) a Liquidating Trust, into which all remaining assets of the Debtor (including any remaining assets from the Settlement Trust, after payment in full to holders of allowed claims from the Settlement Trust) for the benefit of the unpaid holders of allowed claims and interest holders.

     Pursuant to the terms of the Liquidation Plan, all shares of capital stock and other rights to acquire capital stock of the Company will be canceled and discharged. The Debtor will issue to the Company a residual right to receive a liquidation distribution from the Liquidating Trust, under certain limited circumstances, in exchange for the cancellation and discharge of the Company's issued and outstanding securities. Thereafter, the Company's shareholders will receive a liquidation distribution from the Company of the residual right in proportion to their existing percentage interests in the Company's Common Stock in complete redemption of their securities interests in the Company. The Company's shareholders will only receive distribution, if any, with respect to the residual right, after all other allowed claims have been paid in full in accordance with the terms and conditions of the Liquidating Plan.

     There can be no assurances that there will be any assets available for distribution to the Company's shareholders with respect to the residual right. Further, there can be no assurances as to the tax consequences to the Company's shareholders with respect to any liquidation distributions, if any, pursuant to the residual right or otherwise in accordance with the terms and conditions of the Liquidation Plan.

     On the effective date of the Liquidation Plan, the Debtor will no longer be engaged in business, and all assets of the Debtor will be transferred to the Creditors Trusts. All of the affairs of the Creditors Trusts will be managed by the trustees of the Creditors Trusts, which are to be appointed in accordance with the terms of the Creditors Trusts. There can be no assurances that the Liquidation Plan will be approved at all or in the proposed form, as currently filed with the Bankruptcy Court.


LOAN ORIGINATIONS AND PURCHASES

     The following tables summarize loan origination, purchase and sale activity for the periods indicated:

                                                              AT OR FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,
                                                           --------------------------------
                                                                2001            2000
                                                           --------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Loan originations and purchases:
   Retail originations..................................        $     -         $ 69,510
   Coast Security Mortgage..............................              -           16,548
   Loans by mail........................................              -            5,257
   Wholesale purchases..................................              -              562
                                                           --------------------------------
     Total..............................................        $     -         $ 91,877
                                                           ================================


Weighted average initial interest rate..................              -              9.8%
Weighted average initial combined loan-to-value ratio...              -             69.8%
Average loan size.......................................        $     -           $  121

LOAN SALES

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                              ----------------------------------------------
                                                                       2001                    2000
                                                              -----------------------  ---------------------
                                                                         (DOLLARS IN THOUSANDS)
                 Securitizations..............................               -                  $      -
                 Domestic whole loan sales....................               -                    24,544
                                                              -----------------------  ---------------------
                      Total...................................               -                  $ 24,544
                                                              =======================  =====================


RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

     As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (April 1, 2001 to June 30, 2001 and January 1, 2001 to June 30, 2001) is presented below, rather than a description of the Company's results of operations for the three months and six months ended June 30, 2001 and 2000. Please refer to the Company's March 31, 2000 Form 10-Q for a discussion of operating results for the first quarter of 2000.

     During the period of April 1, 2001 through June 30, 2001, the Company reported a $0.1 million increase in net assets available for liquidation. The Company generated operating revenues of $4.6 million, of which $3.0 million was attributable to interest from residual interest, loans receivable and investments. $0.9 million was attributable to a reversal of credit card charge-off accrual based on the agreed-upon settlement (see "Recent Developments" - "Credit Card Agreement"). The Company's operating expenses (excluding interest expense) during the period of April 1, 2001 through June 30, 2001 were $3.3 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets. Furthermore, the Company accrued an additional $1.0 million in liquidation expenses to reflect higher litigation costs than previously estimated. Legal expenses and professional fees accounted for $1.7 million of the Company's operating expenses, which were mainly related to the defense of the litigation cases and administrative bankruptcy proceedings. The Company recorded a $2.6 million adjustment to liquidation basis for certain asset (real estate property) and certain pre-petition liabilities as the Company continues to review the proof of claims.

     The net assets of the Company were also affected by a tax provision of $0.5 million. The tax provision was primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

     During the period of January 1, 2001 through June 30, 2001, the Company reported a $3.9 million decrease in net assets available for liquidation. The Company generated operating revenues of $8.5 million, of which $6.3 million was attributable to interest from residual interest, loans receivable and investments. The Company's operating expenses (excluding interest expense) during the period of January 1, 2001 through June 30, 2001 were $9.9 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual, and also reported in various expense line items of the Consolidated Statement of Change in Net Assets. Furthermore, during this period, the Company accrued an additional $7.5 million in liquidation expenses to reflect a longer liquidation period than previously estimated as a consequence of Court rulings (see Item 2. "Recent Developments"). Legal expenses and professional fees accounted for $3.6 million of the Company's operating expenses, which were mainly related to the defense of the litigation cases and administrative bankruptcy proceedings. In addition, the Company recorded a $2.7 million adjustment to liquidation basis for certain asset (primarily real estate property) and certain pre-petition liabilities as the Company continues to review the proof of claims.

     The net assets of the Company were also affected by a tax provision of $0.9 million. The tax provision was primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

     The Company's net assets in liquidation were $50.2 million at June 30, 2001.

SERVICING

     The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                               AS OF
                                         -----------------------------------------------------------------------------------
                                               JUNE 30, 2001             DECEMBER 31, 2000             JUNE 30, 2000
                                         --------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                          Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                         ------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio.....................    $ 48,285                    $ 62,296                    $815,756
                                         =============               =============               =============
30-59 days delinquent...................    $  1,428          2.9%      $    993          1.6%      $  3,837          0.5%
60-89 days delinquent...................         132          0.3            181          0.3          3,205          0.4
90 days or more delinquent..............       2,308          4.8          1,993          3.2         24,323          2.9
                                         ------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................    $  3,868          8.0%      $  3,167          5.1%      $ 31,365          3.8%
                                         ============= ============= ============= ============= ============= =============
REO (1)  ...............................           -            -              -            -       $  1,465          0.2%
                                         ============= ============= ============= ============= ============= =============

                                                                FOR THE THREE MONTHS
                                                                   ENDED JUNE 30,
                                                          ---------------------------------
                                                               2001             2000
                                                          ---------------- ----------------

Average servicing portfolio (2)...........................     $ 51,789       $ 858,876
Net losses (3)............................................            -       $     262
Percentage of average servicing portfolio - annualized....            -            0.12%

(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company, but excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter. As of July 31, 2000, the Company transferred all loans serviced for others to a third party servicer.
(3) Net losses means actual net losses realized with respect to the disposition of REO.


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

     The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of June 30, 2001, the Company had unrestricted cash and cash equivalents of $25.4 million.

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

     In connection with the Bankruptcy Filing, it is management's intention to market for sale, and operate pending such sale, all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court.

     The Bankruptcy filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that it did not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio, the Company entered into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have resolved the events of default under the Company's pooling and servicing agreements subject to monetary holdback provisions contained in the agreement. Included in the Company's restricted cash balance is approximately $3.2 million in monetary holdbacks related to this transaction. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization.

     The Bankruptcy Filing may have created an event of default under the Company's warehouse financing facility, though the Company contends that it did not, pursuant to, among other things, 11 USC ss.365(b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to repay the entire warehouse financing facility or force a foreclosure sale of the underlying loans held for sale, which are collateralizing the loan. This may force the Company to accelerate the sale of its loans, which secure the facility, at a price less favorable than might otherwise be obtained, thereby having a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management, based upon the advice of its legal bankruptcy counsel, expects that the overall reorganization/liquidation process with respect to the remaining assets and liabilities of the Company to continue for approximately 18 months from March 31, 2001, subject to change depending on the outcome of certain litigation proceedings (see Part II, Item 1). No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

     No other material changes with regard to market risk from the preceding fiscal year were noted.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In June 2001, the Attorney General of the State of California filed an action on behalf of the State in the Los Angeles County Superior Court against the Company, one of its subsidiaries, the Chairman and Chief Executive Officer, and a former Vice President. The suit alleges violations of the California unfair business practices statute and certain federal laws. The Attorney General seeks restitution, damages, civil penalties, attorneys' fees and costs.

     In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Bankruptcy Court enjoined prosecution of this action, but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the FTC claim. That action is now proceeding in the District Court, and the Court has set a trial date in April 2002.

     In July 2000, the Florida Attorney General commenced an action in Broward County Circuit Court seeking injunctive relief, civil penalties, restitution, rescission and damages, and named a number of current and former officers, directors, and employees of the Company. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of these states' claims.

     In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proofs of claim filed. An appeal of that order has been filed, and the appeal is set for oral argument on September 10, 2001. The District Court denied a motion to withdraw the reference as to these claims, pending the outcome of the appeal.

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of Illinois. An appeal filed by Illinois of the dismissal of most of its action is proceeding in the Illinois state courts.

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and Brian Chisick, Chairman and Chief Executive Officer of the Company, and his wife, Sarah, in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety. An appeal of this ruling has been filed, and is set for oral argument on September 10, 2001. The District Court denied a motion to withdraw the reference as to these claims, pending the outcome of the appeal.

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, alleging unfair and deceptive business practices and seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth.

The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court has enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the Commonwealth's claim. A motion for summary judgment has been filed by the Commonwealth of Massachusetts in State Court, which the Debtor is opposing.

     In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action was in the discovery stage prior to the Company's Bankruptcy Filing. This action has been stayed pursuant to an Order of the Bankruptcy Court.

     In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties have sought arbitration of the dispute. In addition, on February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The parties have subsequently reached a tentative settlement, which is not anticipated to have a material effect on the Company's net assets available for liquidation. This tentative settlement is currently being finalized to be presented for Bankruptcy Court approval.

     In April 2001, the United States District Court granted motions of the FTC, the States of Arizona, California, Florida, Illinois, Massachusetts and New York, and the Official Borrowers' Committee (on behalf of the approximately 2,000 borrowers who filed proofs of claim in the Bankruptcy), to withdraw the reference to the Bankruptcy Court of the consideration of their claims. These claims will now be determined in the District Court, though some litigation may take place in the courts of the various states.

     Shortly after the Chapter 11 filing, the Company obtained an Order from the Bankruptcy Court staying certain pending actions as to current and former officers, directors and employees of the Company. That Order has been extended several times, most recently on July 2, 2001. One private litigant appealed a prior extension of that Order, and on July 3, 2001 the Bankruptcy Appellate Panel for the Ninth U.S. Circuit Court of Appeals issued an Opinion reversing that Order. The Company is currently evaluating its position and considering any appeal of the decision to the Ninth Circuit Court of Appeals.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

     As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). Various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of June 30, 2001, the Company had provided for approximately $13.8 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These actions asserted against the Company as claims may materially diminish, if not eliminate, any distribution to shareholders.

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

----------------

       (a) Reports on Form 8-K:

           (1) A current report on Form 8-K was filed on May 16, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its April Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (2) A current report on Form 8-K was filed on June 19, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its May Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (3) A current report on Form 8-K was filed on July 16, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its June Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (4) A current report on From 8-K was filed on July 18, 2001 by First Alliance Corporation. Under Item 5, "Other Events," First Alliance Corporation reported that it had filed a Debtor's Joint and Consolidated Plan of Reorganization in U.S. Bankruptcy Court.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date:   August 2, 2001                /S/ BRIAN CHISICK
       -----------------          ----------------------------------------
                                          Brian Chisick
                                  Chairman and Chief Executive Officer


Date:   August 2, 2001                /S/ FRANCISCO NEBOT
       -----------------          --------------------------------
                                          Francisco Nebot
                                  President and Chief Financial Officer
                                     Principal Financial Officer