Form 10-Q
period 2001-09-30
FIRST ALLIANCE CORP /DE/
filed 2001-11-13
CIK 1029321

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

                For the quarterly period ended September 30, 2001

                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-28706

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   33-0721183
   -------------------------------                -----------------------
   (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

                   17305 VON KARMAN AVENUE, IRVINE, CALIFORNIA
                   -------------------------------------------
        92614 (Address of principal executive offices including ZIP Code)

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

         As of November 6, 2001, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock (the "Common Stock").

================================================================================

                                 FIRST ALLIANCE CORPORATION

                                           INDEX

                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Net Assets Available for Liquidation
         (Unaudited) as of September 30, 2001 and December 31, 2000....................  1

         Consolidated Statement of Change in Net Assets (Unaudited) for
         the three and nine months ended September 30, 2001............................  2

         Consolidated Statement of Change in Net Assets (Unaudited) for
         the six months ended September 30, 2000.......................................  3

         Consolidated Statement of Operations for the three months ended
         March 31, 2000 (Unaudited)....................................................  4

         Consolidated Statement of Cash Flows for the three months ended
         March 31, 2000 (Unaudited)....................................................  5

         Notes to Consolidated Financial Statements (Unaudited)........................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")...............................................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................  24


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................  25

Item 2.  Changes in Securities........................................................  27

Item 3.  Defaults Upon Senior Securities..............................................  27

Item 4.  Submission of Matters to a Vote of Security Holders..........................  27

Item 5.  Other Information............................................................  27

Item 6.  Exhibits and Reports on Form 8-K

              a.  Exhibits............................................................  28
                  Reports on Form 8-K.................................................  29

                                             i

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                        FIRST ALLIANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION
                                          (DOLLARS IN THOUSANDS)

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  2001           2000 *
                                                                              ------------    ------------
                                                                              (UNAUDITED)
ASSETS
     Cash and cash equivalents ..........................................     $    33,554     $    21,147
     Restricted cash ....................................................           3,315           7,118
     Loans receivable - net .............................................          39,234          57,228
     Residual interests in securities - at estimated net realizable value          29,178          37,626
     Property, net ......................................................           5,439           6,180
     Income taxes receivable ............................................             505           4,981
     Prepaid expenses and other assets ..................................           1,256           1,535
                                                                              ------------    ------------
        Total assets ....................................................         112,481         135,815
                                                                              ------------    ------------

LIABILITIES
     Warehouse financing facilities .....................................          32,583          51,486
     Reserve for estimated costs during the period of liquidation .......          12,867           9,902
     Accrued contingent liabilities .....................................           3,204           7,459
     Accounts payable and accrued liabilities ...........................          11,538           7,306
     Income taxes payable ...............................................           1,381             948
     Notes payable ......................................................           3,457           4,532
                                                                              ------------    ------------
        Total liabilities ...............................................          65,030          81,633
                                                                              ------------    ------------

NET ASSETS AVAILABLE FOR LIQUIDATION ....................................     $    47,451     $    54,182
                                                                              ============    ============

* Condensed from audited financial statements contained in the Company's 2000 Form 10-K.

                         See notes to condensed consolidated financial statements.

                                                    1

                                       FIRST ALLIANCE CORPORATION
                        CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                                         (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)

                                                             FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                     ENDED                  ENDED
                                                             --------------------    -------------------
                                                              SEPTEMBER 30, 2001      SEPTEMBER 30, 2001
                                                             --------------------    -------------------
REVENUE:
   Loan origination and sale .............................      $        420            $      1,424
   Interest ..............................................             2,649                   8,923
   Loan servicing and other ..............................               105                   1,364
                                                                -------------           -------------
     Total revenue .......................................             3,174                  11,711
                                                                -------------           -------------

EXPENSE:
   Compensation and benefits .............................               624                   2,082
   Professional services and other fees ..................               310                     929
   Facilities and insurance ..............................               252                     749
   Supplies ..............................................                 7                      83
   Interest ..............................................               516                   2,133
   Legal .................................................             2,847                   5,862
   Travel and training ...................................                 3                      14
   Liquidation costs .....................................             1,424                   2,964
   Adjustment to liquidation basis .......................                 -                   2,680
   Other .................................................                15                      48
                                                                -------------           -------------
     Total expense .......................................             5,998                  17,544
                                                                -------------           -------------

(LOSS) BEFORE INCOME TAX PROVISION .......................            (2,824)                 (5,833)

INCOME TAX PROVISION .....................................                 -                    (898)
                                                                -------------           -------------

CHANGE IN NET ASSETS .....................................            (2,824)                 (6,731)

NET ASSETS AT BEGINNING OF PERIOD ........................            50,275                  54,182
                                                                -------------           -------------

NET ASSETS AT SEPTEMBER 30, 2001 .........................      $     47,451            $     47,451
                                                                =============           =============

                        See notes to condensed consolidated financial statements.

                                                   2

                           FIRST ALLIANCE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                          FOR THE SIX MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          -------------------
                                                                 2000
                                                          -------------------
REVENUE:
   Loan origination and sale ......................            $  1,184
   Interest .......................................               7,611
   Loan servicing and other .......................               2,348
                                                               ---------
     Total revenue ................................              11,143
                                                               ---------

EXPENSE:
   Compensation and benefits ......................               3,781
   Advertising ....................................                (111)
   Professional and other fees ....................               1,256
   Facilities and insurance .......................                 945
   Supplies .......................................                  86
   Depreciation and amortization ..................                 347
   Interest .......................................               4,181
   Legal ..........................................               2,479
   Travel and training ............................                   4
   Liquidation costs ..............................               2,628
   Adjustment to liquidation basis ................                (661)
   Other ..........................................                  45
                                                               ---------
     Total expense ................................              14,980
                                                               ---------

(LOSS) BEFORE INCOME TAX PROVISION ................              (3,837)

INCOME TAX PROVISION ..............................              (5,434)
                                                               ---------

CHANGE IN NET ASSETS ..............................              (9,271)

NET ASSETS AT BEGINNING OF PERIOD .................              65,836
                                                               ---------

NET ASSETS AT SEPTEMBER 30, 2000 ..................            $ 56,565
                                                               =========

            See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            --------------------
                                                                    2000
                                                            --------------------

REVENUE:
     Loan origination and sale ..........................      $      1,312
     Interest ...........................................             3,169
     Loan servicing and other ...........................             1,121
                                                               -------------
       Total revenue ....................................             5,602
                                                               -------------

EXPENSE:
     Compensation and benefits ..........................             5,877
     Advertising ........................................             1,798
     Professional services and other fees ...............               650
     Facilities and insurance ...........................               828
     Supplies ...........................................               385
     Depreciation and amortization ......................               433
     Interest ...........................................             1,840
     Legal ..............................................             2,762
     Travel and training ................................               134
     Other ..............................................               202
     Liquidation Costs ..................................             7,685
     Adjustment to liquidation basis ....................             5,339
                                                               -------------
       Total expense ....................................            27,933
                                                               -------------

(LOSS) BEFORE INCOME TAX BENEFIT ........................           (22,331)

INCOME TAX (BENEFIT) ....................................            (7,816)
                                                               -------------

NET (LOSS) ..............................................      $    (14,515)
                                                               =============

NET (LOSS) PER SHARE:
     Basic ..............................................      $      (0.81)
                                                               =============
     Diluted ............................................      $      (0.81)
                                                               =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING:
     Basic ..............................................        17,904,223
     Diluted ............................................        18,011,988

            See notes to condensed consolidated financial statements.

                                FIRST ALLIANCE CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           --------------------
                                                                                  2000
                                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ................................................................     $(14,515)
Adjustments to reconcile net loss to net cash used in operating activities:
     Accretion of residual interest in securities .........................       (1,492)
     Collection of residual interest in securities ........................        4,951
     Amortization of mortgage servicing rights ............................        1,111
     Amortization of debt issuance costs ..................................          574
     Amortization of goodwill .............................................           79
     Depreciation and amortization ........................................          354
     Provision for loan losses ............................................           42
     Reserve for estimated costs during the period of liquidation .........        7,685
     Adjustment to liquidation basis ......................................        5,339
Changes in assets and liabilities:
     Receivable from trusts ...............................................          (28)
     Loans held for sale ..................................................      (61,565)
     Prepaid expenses and other assets ....................................          302
     Accounts payable and accrued liabilities .............................         (329)
     Accrued contingent liabilities .......................................         (260)
     Income taxes receivable ..............................................      (10,415)
                                                                                ---------
         Net cash used in operating activities ............................      (68,167)
                                                                                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash ........................................          (71)
Capital expenditures ......................................................          (32)
Collections on loans receivables held for investment ......................          305
Proceeds from sales of loans receivable ...................................          914
                                                                                ---------
         Net cash provided by investing activities ........................        1,116
                                                                                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on warehouse financing facilities ..........................       62,146
Purchase of treasury stock ................................................         (248)
Net (repayments) on notes payable .........................................          (23)
                                                                                ---------
         Net cash provided by financing activities ........................       61,875
                                                                                ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................       (5,176)
CASH AND CASH EQUIVALENTS, beginning of period ............................       14,496
                                                                                ---------
CASH AND CASH EQUIVALENTS, end of period ..................................     $  9,320
                                                                                =========

                                       (continued)

                See notes to condensed consolidated financial statements.

                                            5

                                   FIRST ALLIANCE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                     (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                            --------------------
                                                                                    2000
                                                                            --------------------
SUPPLEMENTAL INFORMATION:
Interest paid ...............................................................      $1,021
                                                                                   =======
Income taxes paid ...........................................................      $2,604
                                                                                   =======

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment .....      $  430
                                                                                   =======
Stock warrants issued as debt issuance costs ................................      $1,494
                                                                                   =======

                    See notes to condensed consolidated financial statements.

                                               6

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


GENERAL

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of First Alliance Corporation (FACO) and its subsidiaries (collectively the "Company"), have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes as required. All adjustments (consisting only of various normal accruals) necessary to present fairly the Company's consolidated financial statements have been made. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' condensed consolidated financial statements to conform to the current period presentation. Such reclassifications had no effect on net income (loss).

FINANCIAL STATEMENT PRESENTATION

         On March 23, 2000, First Alliance Corporation, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing") in the United States Bankruptcy Court for the Central District of California. As of the date of the Company's voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over the assets of the Company. As a debtor in possession, the Company remains in control of its assets and is authorized to operate its business, subject to the supervision of the Bankruptcy Court. The Company's filing is expected to facilitate the reorganization, marketing, sale and liquidation of the Company's remaining business and assets. The Company has laid off over 400 employees, ceased all loan origination and branch operations, and therefore, has no operating loan origination business. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. In addition, in July 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its servicing rights portfolio serviced for others. The Company is currently servicing its own loan portfolio of approximately $43 million. For financial statement presentation only, March 31, 2000 was considered the effective date of the Bankruptcy Filing. However, the Company applied the liquidation basis accounting effective with the date of the Bankruptcy Filing.

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

         Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $12.9 million in an estimated liquidation cost accrual as of September 30, 2001.

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated at amounts to be paid in settlement of the entity's obligations. Estimated net realizable value represents management's best estimate as to the liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. As of September 30, 2001, the Company had recorded, since the inception of the Bankruptcy Filing, a valuation adjustment to the cost basis of certain assets and liabilities of approximately $6.8 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other claims in an unspecified amount from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of September 30, 2001, the Company had provided for approximately $12.2 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

         In previous filings, the Company, based upon the advice of its outside bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. In April 2001, the United States District Court had issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 18 months from March 31, 2001. There is no assurance that 18 months will be sufficient to complete the overall reorganization/liquidation plan.

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

         The changes in net assets for the period from December 31, 2000 to September 30, 2001 are not indicative of the changes to be expected for the full year. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 400 loans), and limited proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of cash.

         The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of September 30, 2001, the Company had unrestricted cash and cash equivalents of approximately $33.6 million.

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RECENT DEVELOPMENTS

         PREMISES

         As previously disclosed, the Company is currently occupying 4,000 square feet of its former headquarters building in Irvine, California. The sublease under which it has possession expires in January 2002, at which time it is extended automatically, on a month-to-month basis.


         SALE OF REAL AND PERSONAL PROPERTY

         The Company has been marketing a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California, and the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. The Bankruptcy Court has previously approved proposed sales of that building, but the transactions did not conclude. On April 15, 2001, the Company proceeded with the engagement of a new real estate broker, and has continued marketing the property. At this time, the Company has not received any firm offer.

         CREDIT CARD AGREEMENT

         In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. On February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties sought arbitration of the dispute. The parties have subsequently reached a settlement of this dispute, which did not have a material effect on the Company's financial condition. As part of the settlement, the Company agreed to offset $2.8 million in restricted cash, and to grant a $2.4 million pre-petition unsecured claim to Fidelity against Fidelity's original claim. The Bankruptcy Court approved this settlement in September 2001.

         PLAN OF REORGANIZATION/LIQUIDATION

         As previously disclosed, on July 17, 2001, the Company and several of its wholly-owned subsidiaries (and together with the Company, the "Debtor") filed a Joint and Consolidated Plan of Reorganization, dated July 17, 2001 (the "Liquidation Plan"), with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (Case No. SA00-12370 LR). The Company and the Borrowers' Committee have entered into a stipulation to continue the hearing on the Disclosure Statement to on or about January 14, 2002. Such stipulation is currently awaiting court approval.

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

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The Creditors Trusts will include: (a) a Settlement Trust, into which certain assets of the Debtor will be transferred for the principal benefit of certain classes of creditors and holders of allowed claims, and (b) a Liquidating Trust, into which all remaining assets of the Debtor will be transferred (including any remaining assets from the Settlement Trust, after payment in full to holders of allowed claims from the Settlement Trust) for the benefit of the unpaid holders of allowed claims and interest holders.

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

HEDGING ACTIVITIES

         The Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale. If market interest rates were to rise between the funding and loan sale, the fixed rate loans would, in turn, decrease in value. The Company can mitigate this risk by selling short or selling forward United States Treasury Securities as a hedge against such interest rate fluctuation. However, in light of the current declining interest rate environment, the Company is not currently hedging its fixed rate loans.

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On July 17, 2001, the Company and several of its wholly-owned subsidiaries (and together with the Company, the "Debtor") filed a Joint and Consolidated Plan of Reorganization, dated July 17, 2001 (the "Liquidation Plan"), with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (Case No. SA00-12370 LR). The Company and the Borrowers' Committee have entered into a stipulation to continue the hearing on the Disclosure Statement to on or about January 14, 2002. Such stipulation is currently awaiting court approval.

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

         The Creditors Trusts will include: (a) a Settlement Trust, into which certain assets of the Debtor will be transferred for the principal benefit of certain classes of creditors and holders of allowed claims, and (b) a Liquidating Trust, into which all remaining assets of the Debtor will be transferred (including any remaining assets from the Settlement Trust, after payment in full to holders of allowed claims from the Settlement Trust) for the benefit of the unpaid holders of allowed claims and interest holders.

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

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         INTEREST RATE RISK MANAGEMENT

         The Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale. If market interest rates were to rise between the funding and loan sale, the fixed rate loans would, in turn, decrease in value. The Company can mitigate this risk by selling short or selling forward United States Treasury Securities as a hedge against such interest rate fluctuation. However, in light of the current declining interest rate environment, the Company does not anticipate hedging in the foreseeable future.

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                           FIRST ALLIANCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement is effective for fiscal years beginning after December 31, 2001 for acquisitions prior to July 1, 2001. It is effective immediately for goodwill or other intangible assets acquired after June 30, 2001. The statement deals with the accounting treatment of these assets. The Company does not expect the adoption of these standards to have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations." This statement is effective for business combinations completed after June 30, 2001, and requires that all business combinations be accounted for using the purchase method of accounting. The pooling-of-interest method is prohibited. The adoption of this standard did not have a material effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.

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

         On March 23, 2000, FACO, along with several of its subsidiaries, filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company's filing is expected to facilitate the reorganization/liquidation of the Company's remaining business and assets, and operation of those assets pending any such sale. The Company closed all of its loan origination operations, including its branches, and has laid off over 400 employees throughout the United States. The affected offices were located in California, New York, New Jersey, Illinois, Arizona, Colorado, Maryland, Oregon, Utah and Washington. In addition, in July 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its servicing rights portfolio serviced for others. The Company is currently servicing its own loan portfolio of approximately $43 million.

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

         Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $12.9 million in an estimated liquidation cost accrual as of September 30, 2001.

         Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to the liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. As of September 30, 2001, the Company had recorded, since the inception of the Bankruptcy Filing, a valuation adjustment to the cost basis of certain assets and liabilities of approximately $6.8 million. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of September 30, 2001, the Company had provided for approximately $12.2 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

         In previous filings, the Company, based upon the advice of its outside bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Recently, the United States District Court has issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 18 months from March 31, 2001.

REVENUE

         The three primary components of the Company's revenues historically have been loan origination and sale, loan servicing, and interest income. These revenue-generating sources have diminished significantly due to the Bankruptcy Filing and sale of assets of the Company. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $43 million of its wholly-owned loans as of September 30, 2001. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 400 loans), and limited proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of cash.

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

         As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. In order to arrive at the fair value of the residual interest, the Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return. To the Company's knowledge, there is no active market for the sale of the residual interest. As of September 30, 2001, the Company's investment in residual interest totaled $29.2 million.

RECENT DEVELOPMENTS

         SALE OF REAL AND PERSONAL PROPERTY

         The Company has been marketing a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California, and the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.5 million. The Bankruptcy Court has previously approved sales of that building, but the transactions did not conclude. On April 15, 2001, the Company proceeded with the engagement of a new real estate broker, and has continued marketing the property. At this time, the Company has not received any firm offer.

         CREDIT CARD AGREEMENT

         In February 1997, the Company entered into an affinity real estate secured credit card agreement with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Under the terms of this agreement, Fidelity would fund the affinity credit card balance and would pay the Company for its solicitation services, customer services and collection efforts. In June 1999, Fidelity notified the Company of its intent to terminate the program by February 24, 2000. On February 25, 2000, the Company received written notification that the servicing agreements would terminate on August 23, 2000 in accordance with the notice requirements of the agreements. Consequently, the Company transferred the credit card servicing to Fidelity in September 2000. The Company disputed the terms of the obligation to purchase the outstanding balance of the credit cards, and the parties sought arbitration of the dispute. The parties have subsequently reached a settlement of this dispute, which did not have a material effect on the Company's financial condition. As part of the settlement, the Company agreed to offset $2.8 million in restricted cash, and to grant a $2.4 million pre-petition unsecured claim to Fidelity against Fidelity's original claim. The Bankruptcy Court approved this settlement in September 2001.

         PLAN OF REORGANIZATION/LIQUIDATION

         As previously disclosed, on July 17, 2001, the Company and several of its wholly-owned subsidiaries (and together with the Company, the "Debtor") filed a Joint and Consolidated Plan of Reorganization, dated July 17, 2001 (the "Liquidation Plan"), with the United States Bankruptcy Court for the Central District of California, Santa Ana Division (Case No. SA00-12370 LR). The Company and the Borrowers' Committee have entered into a stipulation to continue the hearing on the Disclosure Statement to on or about January 14, 2002. Such stipulation is currently awaiting court approval.

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

LOAN ORIGINATIONS AND PURCHASES

         The following tables summarize loan origination, purchase and sale activity for the periods indicated:

                                                       AT OR FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                       -------------------------
                                                           2001         2000
                                                         --------     --------
                                                         (DOLLARS IN THOUSANDS)
     Loan originations and purchases:
        Retail originations ...........................  $     -      $69,510
        Coast Security Mortgage .......................        -       16,548
        Loans by mail .................................        -        5,257
        Wholesale purchases ...........................        -          563
                                                         --------     --------
          Total .......................................  $     -      $91,878
                                                         ========     ========


     Weighted average initial interest rate ...........        -          9.8%
     Weighted average initial combined
       loan-to-value ratio ............................        -         69.8%
     Average loan size ................................  $     -      $ 121.0


LOAN SALES

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                         ---------------------
                                                           2001         2000
                                                         --------     --------
                                                         (DOLLARS IN THOUSANDS)

         Securitizations..............................         -            -
         United Kingdom/domestic whole loan sales.....         -      $24,544
                                                         --------     --------
              Total...................................         -      $24,544
                                                         ========     ========

RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

         As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (July 1, 2001 to September 30, 2001 and January 1, 2001 to September 30, 2001) is presented below, rather than a description of the Company's results of operations for the three months and nine months ended September 30, 2001 and 2000. Please refer to the Company's March 31, 2000 Form 10-Q for a discussion of operating results for the first quarter of 2000.

         During the period of July 1, 2001 through September 30, 2001, the Company reported a $2.8 million decrease in net assets available for liquidation. The Company generated operating revenues of $3.2 million, of which $2.7 million was attributable to interest from residual interest, loans receivable and investments. The Company's operating expenses (excluding interest expense) during the period of July 1, 2001 through September 30, 2001 were $5.5 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets. Furthermore, the Company accrued an additional $4.8 million in liquidation expenses to reflect higher litigation costs than previously estimated. Legal expenses and professional fees accounted for $3.2 million of the Company's operating expenses, which were mainly related to the defense of the litigation cases and administrative bankruptcy proceedings. The Company recorded no additional adjustment to liquidation basis for certain asset (real estate property) and certain pre-petition liabilities as the Company continues to review the proof of claims.

         The net assets of the Company were not affected by a tax provision for this quarter. A tax provision is primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

         During the period of January 1, 2001 through September 30, 2001, the Company reported a $6.7 million decrease in net assets available for liquidation. The Company generated operating revenues of $11.7 million, of which $8.9 million was attributable to interest from residual interest, loans receivable and investments. The Company's operating expenses (excluding interest expense) during the period of January 1, 2001 through September 30, 2001 were $15.4 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual, and also reported in various expense line items of the Consolidated Statement of Change in Net Assets. Furthermore, during this period, the Company accrued an additional $12.3 million in liquidation expenses to reflect a longer liquidation period than previously estimated. Legal expenses and professional fees accounted for $6.8 million of the Company's operating expenses, which were mainly related to the defense of the litigation cases and administrative bankruptcy proceedings. In addition, the Company recorded a $2.7 million adjustment to liquidation basis for certain asset (primarily real estate property) and certain pre-petition liabilities as the Company continues to review the proof of claims.

         The net assets of the Company were also affected by a tax provision of $0.9 million. The tax provision was primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

         The Company's net assets in liquidation were $47.5 million at September 30, 2001.

SERVICING

         The following tables provide data on loan delinquency, real estate owned (REO) and net losses for the Company's servicing portfolio:

                                                                               AS OF
                                         ----------------------------------------------------------------------------------
                                             SEPTEMBER 30, 2001          DECEMBER 31, 2000           SEPTEMBER 30, 2000
                                         --------------------------  --------------------------  --------------------------
                                                          % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                          Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                         ------------  ------------  ------------  ------------  ------------  ------------
Servicing portfolio..................... $    42,826                 $    62,296                 $    70,899
                                         ============                ============                ============
30-59 days delinquent...................         334         0.78%   $       993          1.6%           565          0.8%
60-89 days delinquent...................         704         1.64            181          0.3            167          0.2
90 days or more delinquent..............       1,709         3.99          1,993          3.2          1,467          2.1
                                         ------------  ------------  ------------  ------------  ------------  ------------
   Total delinquencies.................. $     2,747         6.41%   $     3,167          5.1%   $     2,199          3.1%
                                         ============  ============  ============  ============  ============  ============
REO (1)  ............................... $        31         0.07%             -            -    $        85          0.1%
                                         ============  ============  ============  ============  ============  ============

                                                       FOR THE THREE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                    --------------------------
                                                        2001           2000
                                                    ----------      ----------

Average servicing portfolio (2).................    $  45,562       $ 802,961
Net losses (3)..................................            -             297
Percentage of average servicing portfolio
    - annualized................................            -            0.44%

(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company, but excludes private investor REO not serviced by the Company.
(2) For 2001, the average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter. For 2000, the average servicing portfolio balance is equal to the July 31, 2000 portfolio balance since the Company transferred all loans serviced for others to a third party servicer at that date.
(3) Net losses means actual net losses realized with respect to the disposition of REO.

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

         The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of September 30, 2001, the Company had unrestricted cash and cash equivalents of $33.6 million.

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

         The Bankruptcy filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that it did not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio, the Company entered into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have resolved the events of default under the Company's pooling and servicing agreements subject to monetary holdback provisions contained in the agreement. Included in the Company's restricted cash balance is approximately $3.3 million in monetary holdbacks related to this transaction. The Company's ability to recover any portion of the holdback is partially contingent on the outcome of the Company's liquidating plan of reorganization.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management, based upon the advice of its bankruptcy counsel, expects that the overall reorganization/liquidation process with respect to the remaining assets and liabilities of the Company to continue for approximately 18 months from March 31, 2001, subject to change depending on the outcome of certain litigation proceedings (see Part II, Item 1). No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

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

         In July 2000, the Florida Attorney General commenced an action in Broward County Circuit Court seeking injunctive relief, civil penalties, restitution, rescission and damages, and named a number of current and former officers, directors, and employees of the Company. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the states' claims.

         In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proofs of claim filed. An appeal of that order was filed, and the District Court reversed the holdings of the Bankruptcy Court, and certified a class action. The Company is appealing this ruling to the Ninth U.S. Circuit Court of Appeal.

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

         In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and Brian Chisick, Chairman and Chief Executive Officer of the Company, and his wife, Sarah, in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety. An appeal of that order was filed, and the District Court reversed the holdings of the Bankruptcy Court, and certified a class action. The Company is appealing the ruling to the Ninth U.S. Circuit Court of Appeal.

         In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, alleging unfair and deceptive business practices and seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court has enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the Commonwealth's claim. A motion for summary judgment has been filed by the Commonwealth of Massachusetts in State Court, which the Company has opposed.

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

         In April 2001, the United States District Court granted motions of the FTC, the States of Arizona, California, Florida, Illinois, Massachusetts and New York, and the Official Borrowers' Committee (on behalf of the approximately 2,000 borrowers who filed proofs of claim in the Bankruptcy), to withdraw the reference to the Bankruptcy Court of the consideration of their claims. These claims will now be determined in the District Court, though some litigation may take place in the courts of the various states. On October 15, 2001, the District Court found that it had jurisdiction over all of the third parties related to these actions, and indicated that the actions should proceed on a coordinated basis in the District Court.

         Shortly after the Chapter 11 filing, the Company obtained an Order from the Bankruptcy Court staying certain pending actions as to current and former officers, directors and employees of the Company. That Order has been extended several times, most recently on July 2, 2001. The Company has not sought another extension of that Order, which has now expired, except as to the Rasachack matter.

         The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes.

         As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). Various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of September 30, 2001, the Company had provided for approximately $12.2 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These actions asserted against the Company as claims may materially diminish, if not eliminate, any distribution to shareholders.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         In August 2001, Daniel Stevenson, a Board member and Chairman of the Audit Committee, passed away. Thomas A. Tarter was elected to the Board of Directors to replace him for the duration of his term, and was elected to chair the Audit Committee. Mr. Tarter has a long and established career in banking and consulting.

         Effective September 7, 2001, the Company terminated the employment of Francisco Nebot, President and Chief Financial Officer. This termination was primarily due to a significant decrease in the workload of Mr. Nebot's executive position, as well as a streamlining of financial and accounting processes.

         As a result of the termination of Mr. Nebot's position with the Company, Mr. Nebot submitted to the Board of Directors his resignation as a director of the Company effective September 7, 2001.

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

EXHIBIT
  NO.                             DESCRIPTION OF EXHIBIT
  ---                             ----------------------

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

----------------

   (a)   Reports on Form 8-K:

         (1) A current report on Form 8-K was filed on August 15, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its July Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
         (2) A current report on Form 8-K was filed on September 19, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its August Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
         (3) A current report on Form 8-K was filed on October 10, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its September Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FIRST ALLIANCE CORPORATION
                                                     REGISTRANT


Date:       November 13, 2001                     /S/ BRIAN CHISICK
       --------------------------      ----------------------------------------
                                                    Brian Chisick
                                        Chairman and Chief Executive Officer


Date:       November 13, 2001                     /S/ JOEL BLITZMAN
       --------------------------      ----------------------------------------
                                                    Joel Blitzman
                                            Vice President and Controller
                                             Principal Financial Officer