Form 10-K
period 2001-12-31
FIRST ALLIANCE CORP /DE/
filed 2002-04-17
CIK 1029321

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from_________ to _________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     As of March 28, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $179,000.

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]

     As of March 28, 2002, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock (the "Common Stock").

     * The Company's stock is currently quoted on the NASD's electronic bulletin board under the symbol "FACOQ."
================================================================================

                                     PART I


FORWARD LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K are "forward looking statements" within the meaning of the Private Securities Litigation Report of 1995. You can identify forward looking statements by the use of such words as "expect," "estimate," "intend," "project," "budget," "forecast," "anticipate," "plan," "in the process of," and similar expressions. Forward looking statements include all statements regarding First Alliance Corporation's ("FACO"), together with its subsidiaries, expected financial position, results of operations, cash flows, financing plans, business strategies, budgets, capital and other expenditures, competitive positions, plans and objectives of management and markets for the Company's Common Stock. All forward looking statements involve risks and uncertainties. In particular, any statements contained herein regarding expectations with respect to future sales, resolution of regulatory actions and other litigation, including the Company's Chapter 11 Bankruptcy Filing (described in more detail below), operating efficiencies and product expansion, are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements, including, but not limited to, those factors discussed under "Risk Factors." Factors that might affect such forward looking statements include, among other things, overall economic and business conditions, various rulings of the Bankruptcy Court in the Company's Chapter 11 proceeding and in other material litigation where the Company is involved, changes in government regulation, future regulatory actions and litigation, reduction in real estate values, reduced demand for non-conforming loans, changes in underwriting criteria applicable to such loans, prepayment speeds, delinquency and default rates of mortgage loans owned or serviced by the Company, rapid fluctuation in interest rates, risks related to not hedging against loss of value of the Company's mortgage loan inventory, changes which influence the loan securitization and the net interest margin securities (excess cash flow trust) markets generally, market forces affecting the price of the Company's Common Stock and other uncertainties associated with the Company's current financial difficulties and other risks identified in the Company's Securities and Exchange Commission filings.


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

     Since the Bankruptcy Filing, the Company has been principally engaged in dealing with bankruptcy-related matters, and, together with its outside advisors, formulating a substantially modified business strategy in an effort to expeditiously formulate, confirm and consummate a plan to sell and market the Company's business units and related assets. The Company, which at its peak employed over 450 people, had approximately 14 full-time employees housed at its corporate headquarter in Irvine, California as of December 31, 2001. The primary function of the remaining staff is to assist the Company in facilitating the sale of the Company's remaining assets and settlement of its related liabilities.

     In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court (see "Risk Factors"). Further, the Company has recently entered into a proposed settlement of most of its outstanding litigation (see "Proposed Settlement").

     Management, based upon the advice of its outside bankruptcy counsel, believes that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation proceedings. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected (see "Risk Factors").


PROPOSED SETTLEMENT

     As of February 25, 2002, the Company and its subsidiaries, and the Federal Trade Commission ("FTC"), the Attorneys General of Arizona, California, Florida, Illinois, and Massachusetts, the New York State Banking Department, and the various Plaintiffs in the borrower related litigation reached a Proposed Settlement ("Settlement") of most of the outstanding litigation. The terms of the Settlement are summarized below. The actual settlement documents are posted on the website of the FTC, and can be found at WWW.FTC.GOV/OPA/2002/03/FAMCO.HTM. The Settlement is conditioned on a number of events, including, without limitation, various approvals and Court orders. The Commissioners of the FTC approved the terms of the Settlement on March 15, 2002.

     In brief, the Settlement provides for a "Redress Fund" to be established under the control of the FTC. The FTC would then administer a claims process for the payment of borrower claims.

     The Redress Fund is to be comprised of the assets of the Company, less necessary amounts to pay: (1) present and future anticipated administrative expenses, (2) general unsecured creditors, in a percentage of their claims to be determined as part of the process of confirming a Bankruptcy Plan, and (3) present and future anticipated Professional and Employee claims in connection with the Settlement. Brian and Sarah Chisick have agreed to (i) contribute the sum of $20 million to the Company to be part of the Redress Fund, (ii) purchase the Company's residual interests for the amount of $25.1 million, the stated value of the residual interests on the Company's financial statements as of December 31, 2001, and (iii) be enjoined from engaging in any residential loan origination business, and have agreed to other restrictions.

     Certain insurers for the Company and others with whom it did business are contributing additional sums to the Redress Fund, and the terms of the Settlement shall be the basis for a liquidating Chapter 11 Plan (the "Amended Plan") and a Court approved settlement of the FTC, State, and various borrower class actions.

     As to the Company's shareholders, the Settlement proposes, in pertinent part, that the Company would cancel all issued and outstanding shares of the Company's common stock ("FACO Shares") upon the effective date of the Amended Plan. After the effective date of the Settlement, a payment would be made from the Redress Fund to those persons who held FACO Shares on the effective date. FACO shareholders would be paid the lesser of $1.50 per share or the shareholder's purchase basis of such shares prior to cancellation, provided that the total amount of such payments to all shareholders does not exceed $3,250,000.00. Any FACO shares traded after February 25, 2002, would be presumed to have a purchase basis not to exceed $.09. If the total amount of such payments would exceed $3.25 million, the payment to each former shareholder of the Company would be reduced on an equal proportionate basis until the total payments do not exceed $3.25 million. Certain shareholders, including Brian and Sarah Chisick, would waive any payment for FACO shares they hold.

     The effectiveness of the Settlement is conditioned on a number of events which have not occurred, including, but not limited to, the approval of the United States District Court for the Central District of California of the Settlement, the Amended Plan, and other matters. In addition, there can be no assurance that the Settlement or Amended Plan will be approved at all, or in the proposed form.


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

     The Office of the United States Trustee has appointed an Official Committee of Unsecured Creditors, as well as an Official Joint Borrowers Committee. The Official Committee of Unsecured Creditors is a group of creditors that is charged with representing the rights of the unsecured creditors of the Estate, other than consumer borrowers, and is generally required by 11 U.S.C. ss.1102. The United States Trustee determined that, based upon the facts of the Company's proceeding, an additional committee was advisable, and appointed the Official Joint Borrowers Committee to represent the interests of the various consumer borrowers from the Company and its subsidiaries, one source of substantial claims.

     The Company's revenue has historically been comprised of three primary components, consisting of loan origination and sale, loan servicing and other fees, and interest income. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $36.1 million of its wholly-owned loans as of December 31, 2001. The Company's current sources of cash include servicing income from its remaining servicing business, proceeds from liquidation of assets and interest income from residual interests, loans held for sale and interest earned on outstanding cash balances. Other than proceeds from the sale of assets, the Company expects servicing and interest income to be its only source of revenue.

     The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of December 31, 2001, the Company had unrestricted cash and cash equivalents of $35.3 million.

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December, the Company entered into a one-year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with an unrelated third party. This sublease has been extended on a month-to-month basis. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing.


RISK FACTORS

     DISCLAIMER OF OPINION ON FINANCIAL STATEMENTS

     The report of the Company's current independent auditors, Hein + Associates, LLP, accompanying the Company's consolidated statements of net assets available for liquidation as of December 31, 2001 and 2000, the statement of financial condition as of March 31, 2000, the related consolidated statements of changes in net assets for the year ended December 31, 2001 and for the period April 1, 2000 through December 31, 2000, and operations and cash flows from January 1, 2000 through March 31, 2000, includes an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and that because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999. As a result, the Company's financial statements for such period included in this Annual Report on Form 10-K for the year ended December 31, 2001 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.


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

     The fact that the Company filed a voluntary bankruptcy petition may affect the Company's ability to maintain certain present business arrangements and may also affect the Company's ability to successfully negotiate future business arrangements. Among the relationships that may be materially affected by the Company's commencement of a bankruptcy case are the Company's relationships with its warehouse financing facility lender and the Company's relationships with other suppliers of goods and services vital to the Company's financing and business operations.

     There is no assurance that the Company will generate enough cash flow from its remaining servicing business, residual interests, investments, and proceeds from asset sales to fund its existing operations or repay its debt obligations. Based upon the advice of its outside bankruptcy counsel, management has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation.

     In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interests (see detailed description of residual interests under "Revenue" below). Among other factors, the amount of residual interests distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interests may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interests distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interests as it has in the past. (See also "Proposed Settlement.")


     EVENTS OF DEFAULT

     The Bankruptcy Filing may have triggered an event of default under various agreements entered into by the Company, though the Company contends that it did not, pursuant to, among other things, 11 USC ss.365(b)(2). Such agreements include the Company's pooling and servicing agreements. However, in conjunction with the sale of the servicing rights portfolio as mentioned above, and the "Consent Agreement" entered into with the trustees and bond insurers, the Company will have been deemed to have satisfied the events of default under the Company's pooling and servicing agreements subject to monetary holdbacks provisions contained in the agreement.

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

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration of the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities to approximate net realizable value. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated on the Company's Consolidated Statement of Net Assets Available for Liquidation may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation.


     INTEREST RATE RISK MANAGEMENT

     Between the time of loan funding and loan sale or securitization, the Company has exposure to interest rate risk relating to its fixed rate loans. This is a result of the loans having an interest rate which is fixed based on the prevailing rates at the time of funding, whereas a fluctuation in rates may occur between that time and the time of loan sale or securitization. If market interest rates were to rise between the funding and loan sale or securitization, the fixed rate loans would, in turn, decrease in value. Owing to the minimal amount of fixed rate loans, this risk was considered negligible and was not hedged.


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


     SECURITIES RISKS

     RISK FACTORS REGARDING STOCK PRICE AND SETTLEMENT

     Stockholders may not receive the purchase price for their shares in connection with the Settlement.

     The Settlement proposes, in pertinent part, that the Company would cancel all issued and outstanding shares of the Company's common stock ("FACO Shares") upon the effective date of the Amended Plan. After the effective date of the Amended Plan, a payment would be made from the Redress Fund to those persons who held FACO Shares on the effective date. FACO shareholders would be paid the lesser of $1.50 per share or the shareholder's purchase basis of such shares prior to cancellation, provided that the total amount of such payments to all shareholders does not exceed $3,250,000.00. Any FACO shares traded after February 25, 2002, would be presumed to have a purchase basis not to exceed $0.09. If the total amount of such payments would exceed $3.25 million, the payment to each former shareholder of the Company would be reduced on an equal proportionate basis until the total payments do not exceed $3.25 million. Certain shareholders, including Brian and Sarah Chisick, would waive any payment for FACO shares they hold.

     In the event that stockholders purchase FACO shares for a purchase price in excess of $0.09 per share, and the Settlement was to be entered as part of a final Amended Plan, such stockholders would not be able to receive from the Redress Fund an amount in excess of $0.09 per share in connection with the cancellation of their FACO shares. Further, there can be no assurance that such stockholders would receive at least $0.09 per share in connection with the Settlement.

     The effectiveness of the Settlement is conditioned on a number of events which have not occurred, including, but not limited to, the approval of the United States District Court for the Central District of California of the Settlement, the Amended Plan, and other matters. In addition, there can be no assurance that the Settlement or Amended Plan will be approved at all, or in the proposed form.


     LIMITED PUBLIC MARKET FOR COMMON STOCK

     There is currently a limited public market for the Common Stock. Holders of the Company's Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of Common Stock, which may be purchased may be sold without incurring a loss. Any such market price of the Common Stock may not necessarily bear any relationship to the Company's book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the Common Stock in the future. Further, the market price of the Common Stock may be volatile depending on a number of factors, including the status of the Company's Bankruptcy proceeding, business performance, industry dynamics, news announcements or changes in general economic conditions. (See also "Proposed Settlement.")


     DISCLOSURE RELATING TO LOW-PRICED STOCKS

     The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades. The Company's securities are also subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital. (See "Item 5 - Market for Common Equity and Related Stockholder Matters.") (See also "Proposed Settlement.")


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

PRE-BANKRUPTCY OPERATIONS

     Until March 23, 2000, the Company originated loans through its retail branch network, its Loan by Mail division, and its subsidiary, Coast Security Mortgage. The Company believed that originating loans through an extensive retail branch office network not only resulted in the most profitable loan origination strategy due to the significant level of loan origination fees earned by the Company, but also resulted in low delinquencies and losses due to the Company's conservative underwriting criteria. Although the Company was licensed to originate loans in 18 states and the District of Columbia, its business has historically been concentrated in California.

     The following table shows the geographic distribution of the Company's loan originations and purchases for the three years ended December 31, 2001:

                                          2001          2000          1999
                                      ------------------------------------------
    United States:
        California....................        --%           46%           39%
        New York......................        --            10            13
        Illinois......................        --            11             7
        New Jersey....................        --             9            12
        Washington....................        --             4             4
        Oregon........................        --             2             3
        Florida.......................        --             1             2
        Colorado......................        --             5             4
        Others states.................        --            12            16
                                      ------------------------------------------
          Total.......................        --%          100%          100%
                                      ==========================================


LOAN SALES

     SECURITIZATION

     As a fundamental part of its business and financing strategy, the Company securitized the majority of its loans. In a typical securitization, the Company sold loans to a special purpose entity, established for the limited purpose of buying the assets from the Company and transferring the assets to a trust. The trust issued interest-bearing securities, referred to as regular interest, which are collateralized by the underlying mortgages. The proceeds from the sale of the securities were used to purchase the assets from the Company. In addition to the cash proceeds received in connection with the securitization, the Company also retained a residual interests in the trust.

     As the holder of the residual interests certificates, the Company is entitled to receive certain excess cash flows. These excess cash flows are the difference between (a) the principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interest certificates, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met.

     The Company arranged for credit enhancement to achieve an improved credit rating on the regular interest certificates issued. This credit enhancement generally takes the form of an insurance policy, issued by a monoline insurance company, ensuring the holders of the regular interest certificates of timely payment of scheduled principal and ultimate payment of scheduled interest at the pass-through rate. In addition, the securitization trust structure typically includes overcollateralization as an additional means of credit enhancement. The purpose of the overcollateralization is to provide a source of payment in the event of higher than anticipated loan losses. Overcollateralization requirements may include an initial deposit, the sale of loans at less than par or retention of distribution to the residual interests certificate holder until a specified overcollateralization amount has been attained. This retention of excess cash flow creates a faster amortization of the scheduled balance of the regular interest certificates than the amortization of the principal balance of the mortgage loans in the securitization pool. Losses resulting from defaults by borrowers on a payment of principal or interest on the loans in the securitized pool will reduce the overcollateralization to the extent that funds are available and may result in a reduction in the value of the residual interests certificates held by the Company. If payment defaults exceed the amount of overcollateralization and excess cash flows, the insurance policy will pay any further losses experienced by holders of the regular interest certificates in the related securitization trust.

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

     The Company retained the right to service loans it securitized from which it derived management servicing fees, prepayment penalties and other ancillary servicing fees, such as late charges, NSF and reconveyance fees. In July 2000, the Company sold its servicing rights portfolio, except with respect to the Company's servicing of its wholly-owned loans of approximately $36.1 million as of December 31, 2001.


     WHOLE LOAN SALES

     Certain loans originated by the Company were not chosen for inclusion in a securitization. These loans included loans with higher combined LTVs and/or loans that had higher credit risk. The Company originated these loans to earn the origination fees and then sold such loans to wholesale purchasers with higher LTV risk tolerance on a servicing released basis.


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


     TRUTH IN LENDING

     The Truth in Lending Act ("TILA") and Regulation Z promulgated thereunder contain certain disclosure requirements designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to compare credit terms. TILA also guarantees consumers a three-day right to cancel certain credit transactions including loans of the type originated by the Company. Management of the Company believes that it is in compliance with TILA in all material respects. If the Company were found not to be in compliance with TILA, aggrieved borrowers could have the right to rescind their loans and to demand, among other things, the return of finance charges and fees paid to the Company.

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

     The TILA Amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a monthly debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender or an affiliate of such lender. The TILA Amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations. The Company reported $0.4 million, $2.2 million and $3.3 million in prepayment fee revenue in fiscal years 2001, 2000 and 1999, respectively. The decrease in prepayment penalties during 2001 is due to the sale of the Company's servicing rights portfolio in July 2000.


     OTHER LENDING LAWS

     The Company was also required to comply with the Equal Credit Opportunity Act of 1974, as amended ("ECOA"), which prohibits creditors from discriminating against applicants on certain prohibited bases, including race, color, religion, national origin, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. Among other things, it also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants of the reasons for any credit denial. In instances where the applicant is denied credit or the rate or charge for loans increases as a result of information obtained from a consumer credit agency, another statute, the Fair Credit Reporting Act of 1970, as amended, requires lenders to supply the applicant with the name and address of the reporting agency. In addition, the Company was subject to the Fair Housing Act, which broadly prohibits certain discriminatory practices in connection with the Company's business. The Company was also subject to the Real Estate Settlement Procedures Act of 1974, as amended, and regulations thereunder. The Company no longer originates loans in its current business operations.

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

     In the ordinary course of its business, the Company has acquired, and may acquire in the future, properties securing loans that are in default. Although the Company primarily lends to owners of residential properties, there is a risk that the Company could be required to investigate and clean up hazardous or toxic substances or chemical releases at such properties after acquisition by the Company, and may be held liable to a governmental entity or to third parties for property damage, personal injury and investigation and cleanup costs incurred by such parties in connection with the contamination. In addition, the owner or former owners of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property.


EMPLOYEES

     As of December 31, 2001 the Company had a total of 14 full-time employees, who are located at the Company's corporate headquarters in Irvine, California. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

     In December 2000, the Company terminated a lease with a partnership beneficially owned by Brian and Sarah Chisick, the Company's principal stockholders, relating to its 40,000 square foot corporate headquarters located at 17305 Von Karman Avenue, Irvine, California. The Company did not incur any termination penalty related to such lease. Also during December, the Company entered into a one-year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of such building with a non-related third party. This sublease has been extended on a month-to-month basis. The reduction of size related to the Company's corporate headquarters is due to the significant reduction in staff resulting from the Bankruptcy Filing. The Company believes its facility is both suitable and adequate for the current business activities.


ITEM 3.  LEGAL PROCEEDINGS

     In June 2001, the Attorney General of the State of California filed an action on behalf of the State in the Los Angeles County Superior Court against the Company, one of its subsidiaries, the Chairman and Chief Executive Officer, and a former Vice President. The suit alleges violations of the California unfair business practices statute and certain federal laws. The Attorney General seeks restitution, damages, civil penalties, attorneys' fees and costs. This action was subsequently dismissed, and re-filed in the United States District Court with the FTC litigation (see below). This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Bankruptcy

Court enjoined prosecution of this action, but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the FTC claim. That action is now proceeding in the District Court, and the Court set a trial date in April 2002. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In July 2000, the Florida Attorney General commenced an action in Broward County Circuit Court seeking injunctive relief, civil penalties, restitution, rescission and damages, and named a number of current and former officers, directors, and employees of the Company. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the states' claims. Florida subsequently re-filed the action in the United States District Court with the FTC litigation (see above). This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks damages and rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proofs of claim filed. An appeal of that order was filed, and the District Court reversed the holdings of the Bankruptcy Court, and certified a class action. The Company is appealing this ruling to the Ninth U.S. Circuit Court of Appeal. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of Illinois' claim. An appeal filed by Illinois of the dismissal of most of its action is proceeding in the Illinois state courts. Illinois subsequently re-filed the action in the United States District Court with the FTC litigation (see above). This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and Brian Chisick, Chairman and Chief Executive Officer of the Company, and his wife, Sarah, in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety. An appeal of that order was filed, and the District Court reversed the holdings of the Bankruptcy Court. The Company is appealing the ruling to the Ninth U.S. Circuit Court of Appeal. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, alleging unfair and deceptive business practices and seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the Commonwealth's claim. A motion for summary judgment was filed by the Commonwealth of Massachusetts in State Court, which the Company opposed, and the Court denied. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In June 1998, Leon Rasachack and Philip A. Ettedgui filed a class action suit on behalf of all purchasers of the Company's Common Stock between April 24, 1997 through May 15, 1998. The suit was filed in the Superior Court of California in the County of Orange against the Company, Brian Chisick, Sarah Chisick and Mark Mason. The complaint alleges that the Company conspired against those who purchased the stock during the stated class period by failing to disclose known material adverse conditions in making certain public statements about the Company's growth prospects. The state action was in the discovery stage prior to the Company's Bankruptcy Filing. This action is stayed as to the Company due to the Bankruptcy Filing, but since October 4, 2001, the action has been proceeding as to the individual defendants.

     In April 2001, the United States District Court granted motions of the FTC, the States of Arizona, California, Florida, Illinois, Massachusetts and New York, and the Official Borrowers' Committee (on behalf of the approximately 2,000 borrowers who filed proofs of claim in the Bankruptcy), to withdraw the reference to the Bankruptcy Court of the consideration of their claims. These claims will now be determined in the District Court, though some litigation may take place in the courts of the various states. On October 15, 2001, the District Court found that it had jurisdiction over claims against various third parties related to these actions, and indicated that the actions should proceed on a coordinated basis in the District Court. These actions are among the subjects of the proposed Settlement (see "Proposed Settlement").

     Shortly after the Chapter 11 filing, the Company obtained an Order from the Bankruptcy Court staying certain pending actions as to current and former officers, directors and employees of the Company. That Order has been extended several times, most recently on July 2, 2001. The Company has not sought another extension of that Order, which has now expired on October 4, 2001.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes. These claims are dealt with in the proposed Settlement (see "Proposed Settlement").

     As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). Various private parties and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. These claims are dealt with in the proposed Settlement (see "Proposed Settlement").


ITEM 3A.  PROPOSED SETTLEMENT

     As of February 25, 2002, the Company and its subsidiaries, and the Federal Trade Commission ("FTC"), the Attorneys General of Arizona, California, Florida, Illinois, and Massachusetts, the New York State Banking Department, and the various Plaintiffs in the borrower related litigation reached a proposed Settlement ("Settlement") of most of the outstanding litigation. The terms of the Settlement are summarized below. The actual settlement documents are posted on the website of the FTC, and can be found at WWW.FTC.GOV/OPA/2002/03/FAMCO.HTM. The Settlement is conditioned on a number of events, including, without limitation, various approvals and Court orders. The Commissioners of the FTC approved the terms of the Settlement on March 15, 2002.

     In brief, the Settlement provides for a "Redress Fund" to be established under the control of the FTC. The FTC would then administer a claims process for the payment of borrower claims.

     The Redress Fund is to be comprised of the assets of the Company, less necessary amounts to pay: (1) present and future anticipated administrative expenses, (2) general unsecured creditors, in a percentage of their claims to be determined as part of the process of confirming a Bankruptcy Plan, and (3) present and future anticipated Professional and Employee claims in connection with the Settlement. Brian and Sarah Chisick have agreed to (i) contribute the sum of $20 million to the Company to be part of the Redress Fund, (ii) purchase the Company's Residual Interests for the amount of $25.1 million, the stated value of the residual interests on the Company's financial statements as of December 31, 2001, and (iii) be enjoined from engaging in any residential loan origination business, and have agreed to other restrictions.

     Certain insurers for the Company and others with whom it did business are contributing additional sums to the Redress Fund, and the terms of the Settlement shall be the basis for a liquidating Chapter 11 Plan (the "Amended Plan") and a Court approved settlement of the FTC, State, and various borrower class actions.

     As to the Company's shareholders, the Settlement proposes, in pertinent part, that the Company would cancel all issued and outstanding shares of the Company's common stock ("FACO Shares") upon the effective date of the Amended Plan. After the effective date of the Settlement, a payment would be made from the Redress Fund to those persons who held FACO Shares on the effective date. FACO shareholders would be paid the lesser of $1.50 per share or the shareholder's purchase basis of such shares prior to cancellation, provided that the total amount of such payments to all shareholders does not exceed $3,250,000.00. Any FACO shares traded after February 25, 2002, would be presumed to have a purchase basis not to exceed $.09. If the total amount of such payments would exceed $3.25 million, the payment to each former shareholder of the Company would be reduced on an equal proportionate basis until the total payments do not exceed $3.25 million. Certain shareholders, including Brian and Sarah Chisick, would waive any payment for FACO shares they hold.

     The effectiveness of the Settlement is conditioned on a number of events which have not occurred, including, but not limited to, the approval of the United States District Court for the Central District of California of the Settlement, the Amended Plan, and other matters. In addition, there can be no assurance that the Settlement or Amended Plan will be approved at all, or in the proposed form.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended December 31, 2001, the Company did not submit any matters to a vote of its stockholders.

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

                                                           High         Low
                                                       ------------ ------------
    2001
       First Quarter...................................    1.25        0.12
       Second Quarter..................................    0.65        0.25
       Third Quarter...................................    0.32        0.05
       Fourth Quarter..................................    0.25        0.08

    2000
       First Quarter...................................   3.125       1.656
       Second Quarter..................................   2.188       0.001
       Third Quarter...................................    0.48       0.22
       Fourth Quarter..................................    0.25       0.030

    1999

       First Quarter...................................   5 11/16     2 11/16
       Second Quarter..................................   4 3/8       2 15/16
       Third Quarter...................................   3 7/16      1 3/4
       Fourth Quarter..................................   3 7/16      1 5/16

     The closing sale price of the Common Stock at March 28, 2002 was $0.01. (See both "Proposed Settlement" and "Risk Factors.")

     The Company did not pay or declare any dividends on its Common Stock during the three years ended December 31, 2001, nor does it anticipate paying any dividends in the foreseeable future.

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

     In July 1996, the shareholders of the Company approved a Stock Incentive Plan for directors, officers and other key employees of the Company, under which 2,125,000 shares of Common Stock were available for grant. Under the plan, options vest 25% six months from the date of grant, and 25% each year thereafter until fully vested, and expire on the earlier of ten years from the date of grant or 90 days after an optionee's termination of service. No options have been granted under the plan following the Bankruptcy Filing. The balance of outstanding and unexercised options as of December 31, 2001 was 610,722 with an average exercise price of $6.24.

     As of December 31, 2001, Brian Chisick, Chairman of the Board and chief executive officer and a director of the Company, and Sarah Chisick, a former director of the Company, are the beneficial owners of 14,168,800 outstanding shares of Common Stock, constituting approximately 80% of the Company's outstanding voting power. Pursuant to information included in Schedule 13(d) (Amendment No. 4) filed on October 17, 2000 by the Chisicks: the above shares include 2,222,600 shares held in escrow pending (i) the evaluation by the Company of the opportunity of the Company to purchase such stock, and (ii) the review of the transaction by the U.S. Bankruptcy Court. The Schedule 13(d) states that the escrow shares will not be voted by the Chisicks pending the resolution by the U.S. Bankruptcy Court of certain matters related to the Company's opportunity to purchase the escrow shares.

     In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 7.5 million shares of its Common Stock. Cumulatively, as of December 31, 2000 the Company had repurchased approximately 4.3 million shares of Common Stock for a cost of approximately $52.3 million. The Company did not repurchase any shares of Common Stock during the year ended December 31, 2001.

     On April 9, 2002, the Company had approximately 18 stockholders of record of its Common Stock, not giving effect to shares held in "street name" or by nominees. The Company believes its Common Stock is beneficially held by more than 619 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                          FIRST ALLIANCE CORPORATION
                                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                         1/1 - 3/31,
                                                             2000         1999         1998          1997        1996(1)
                                                         -------------------------------------------------------------------
                                                                              (Dollars in thousands)
STATEMENT OF INCOME DATA:
   Gain (loss) on sale of loans.........................  $       5     $  12,288     $  10,699   $  22,644     $  10,965
   Net loan origination and other fees...................     1,307        41,239        44,252      44,034        37,206
   Interest revenue......................................     3,169        14,024        21,754      21,396        13,562
   Loan servicing and other fees revenue.................     1,121         2,388         7,103       7,575         9,138
   Total revenue.........................................     5,602        69,939        83,808      95,649        70,871
   Interest expense......................................     1,840        11,180         8,382       3,164         2,655
   Non-interest expense..................................    26,093        52,381        52,473      39,840        29,977
   Income before income tax provision....................   (22,331)        6,378        22,953      52,645        38,239
   Net income............................................   (14,515)        3,828        14,216      32,772        32,139
   Basic net income per share............................     (0.81)         0.21          0.73        1.50          1.72
   Diluted net income per share..........................     (0.81)         0.21          0.73        1.49          1.72
   Pro forma net income (2)..............................                                                          22,562
   Pro forma diluted net income per share (2) ...........                                                            1.02
   Income (loss) before income tax provision as a % of
      revenue............................................     (399%)         9.1%         27.4%       55.0%           54%
   Dividends declared (3) ...............................                                                       $  60,080
STATEMENT OF FINANCIAL CONDITION DATA:
   Cash and cash equivalents ............................ $   9,320     $  15,086     $  18,052   $  14,032     $  27,414
   Loans held for sale ..................................    80,917        19,782        24,421      54,872        11,023
   Loans receivable held for investment (4)..............       714         1,521        57,667       2,082         2,432
   Residual interests....................................    44,763        48,222        48,720      50,238        29,253
   Mortgage servicing rights.............................     7,562         8,673        10,033       9,240         6,025
   Total assets..........................................   165,645       112,154       177,603     158,147        87,457
   Total borrowings......................................    80,871        18,748        88,818      57,767           131
   Stockholders' equity .................................    65,836        79,105        74,587      91,277        77,978
OTHER DATA:
   Loan originations and purchases:
     Retail originations................................. $  69,510     $ 410,040     $ 458,788   $ 398,359     $ 291,807
     Coast Security Mortgage.............................    16,548        47,855
     Loan by Mail........................................     5,257        16,012
     Wholesale purchases.................................       563         9,632        74,805     130,151        32,681
                                                         -------------------------------------------------------------------
        Total ........................................... $  91,878     $ 483,539     $ 533,593   $ 528,510     $ 324,488
                                                         ===================================================================
   Average origination loan size......................... $     121     $     108     $      94   $      88     $      83
   Number of operating branches..........................        --            35            32          33            23
   Weighted average interest rate on loan originations
      and purchases......................................      9.8%          9.1%          9.3%        9.5%          9.6%
   Weighted average initial combined loan-to-value ratio      69.8%         67.3%         65.3%       62.5%         62.2%
   Loan sales:
    Securitizations...................................... $      --     $ 429,990     $ 430,003   $ 339,005     $ 267,661
    Whole loan sales.....................................    24,544       130,872       154,111     144,633        71,864
                                                         -------------------------------------------------------------------
        Total ........................................... $  24,544     $ 560,862     $ 584,114   $ 483,638     $ 339,525
                                                         ===================================================================
   Servicing portfolio (5) .............................. $ 901,999     $ 892,327     $ 865,663   $ 799,085     $ 641,191
   Total delinquencies as a % of the servicing portfolio.      4.2%          3.5%          4.8%        4.1%          5.5%
   Real estate owned (6)................................. $   1,568     $  1,141      $  2,063    $   1,688     $   3,951
   Real estate owned as a % of the servicing portfolio...      0.2%          0.1%          0.2%        0.2%          0.6%
   Losses on real estate owned as a % of the average
    servicing portfolio during the period (7)............     0.06%         0.15%         0.12%       0.24%         0.35%


--------------------------------------------------------------------------------
(1) During 1996, the Company completed the IPO whereby 6,037,500 shares of Class A Common Stock were issued and the Company changed its tax status from that of an S corporation to that of a C corporation. The Company received $63 million of net proceeds from the IPO, of which $45 million was used to pay the S distribution notes.
(2) Pro forma amounts reflect adjustments for federal and state income taxes as if the Company had been taxed as a C corporation rather than an S corporation. The Company ceased to be an S corporation concurrent with the IPO in July 1996.
(3) Included in dividends in 1996 is $45 million of S distribution dividends made in the form of the S distribution notes. Historical dividends include dividends used by the stockholders to pay income taxes on the Company's S corporation earnings and are not indicative of the Company's present dividend policy.
(4) During 1998, the Company discontinued its United Kingdom loan originations. Accordingly, the Company had reclassified approximately $57 million of such loans from loans held for sale to loans receivable held for investment at December 31, 1998. In July 1999, the Company sold its entire portfolio of United Kingdom loans.
(5) In July 1999, the Company sold its entire servicing portfolio of United Kingdom loans of approximately $48.7 million. The United Kingdom portfolio represents approximately $29.4 million and $63.6 million of the total servicing portfolio balance at December 31, 1997 and 1998, respectively.
(6) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(7) Losses on real estate owned as a percentage of the average servicing portfolio is annualized during 2000 since only activity for the first quarter is presented.

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

     Since the Bankruptcy Filing, the Company has been principally engaged in dealing with bankruptcy-related matters, and, together with its outside advisors, formulating a substantially modified business strategy in an effort to expeditiously formulate, confirm and consummate a plan to sell and market the Company's business units and related assets. The Company, which at its peak employed over 450 people, had approximately 14 full-time employees housed at its corporate headquarters in Irvine, California as of December 31, 2001. The primary function of the remaining staff is to assist the Company in facilitating the sale of the Company's remaining assets and settlement of its related liabilities.

     In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims with the remaining proceeds available for the shareholders. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations or result in a liquidation distribution to its shareholders. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court. Further, the Company has recently entered into a proposed settlement of its outstanding litigation.

     Management, based upon the advice of its outside bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.


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


REVENUE

     The Company's revenue has historically been comprised of three primary components, consisting of loan origination and sale, loan servicing and other fees, and interest income. The Bankruptcy Filing has lead to the closure of the Company's loan origination and retail branch operations. In addition, the Company sold the majority of its servicing rights portfolio in July 2000. The Company's current business operation has now been reduced to the servicing of approximately $36.1 million of its wholly-owned loans. Consequently, the Company's current sources of cash include servicing income from its remaining servicing business, proceeds from liquidation of assets and interest income from residual interests, loans held for sale and interest earned on outstanding cash balances. Other than proceeds from the sale of assets, the Company expects servicing and interest income to be its only source of revenue.


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

     Gains on servicing retained sales of loans through securitization represent the difference between the net proceeds to the Company in the securitization and the allocated cost of loans securitized. In accordance with SFAS No. 125, the allocated cost of the loans securitized is determined by allocating their acquisition cost (for purchased loans) or net carrying value (for originated loans) between the loans securitized and the residual interests and the mortgage servicing rights retained by the Company based upon their relative fair values. At origination, the Company classified the residual interests as trading securities, which are carried at fair value. The Company did not consummate a securitization during 2001 or 2000 and therefore did not record a gain on servicing retained sales.

     As the holder of the residual interests, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. The Company utilizes a cash flow modeling technique in order to arrive at the fair value of residual interests. The Company estimates the excess future cash flows by taking into consideration, among other factors, certain assumptions regarding prepayment speeds and credit losses. To value residual interests at the time of securitization, the Company used historical prepayment experience assumptions. To value the residual interests at each reporting period, the Company arrives at its prepayment assumptions by using the actual six-month prepayment average, which is applied to the first 18 months of cash flows, and the actual life to date prepayment average to the remaining months of cash flows. Furthermore, such cash flows are discounted at a rate which the Company believes is an appropriate risk-adjusted market rate of return.

    The Company had historically valued the residual interests using the above model, which took into account discounted cash flows, using prepayment, default, loss and interest rate assumptions that market participants would use for similar financial instruments. When the Company entered liquidation, it adjusted the valuation formula to use only discounted cash flows and return of overcollateral, and used the valuation of the Residual Interests as of March 31, 2000, as a starting point. This conservative adjustment was made to reflect the lack of a recognized market for these complex derivative interests, litigation risk, and other market conditions. In year 2000, there was not a significant difference between the valuation and the prior model. In year 2001 use of the prior model would have resulted in a higher valuation than use of the methodology adopted in 2000. Since the facts that led the Company to make the conservative adjustment in 2000 remain, the Company decided to make no upward adjustment to the valuation. In March 2002, the Company announced a proposed settlement of borrower litigation. The negotiated terms of the proposed settlement, if approved by the Court, will result in the sale of these assets for the value on the Company's financial statement as of December 31, 2001 to Brian and Sarah Chisick, related parties.

     As of December 31, 2001, the Company's investment in residual interests totaled $25.1 million. As part of the Settlement, the Chisicks have agreed to purchase the Company's residual interests for the amount of $25.1 million (see "Proposed Settlement").

     The Company utilized the following key assumptions to value its residual interests certificates originated during 1999:

                                                             ------------------------------------------------------------
                                                                                        1999
                                                             ------------------------------------------------------------
                                                                  Fixed Rate            Adjustable
                                                                     Loans            Rate Loans (1)         Total
                                                             ------------------------------------------------------------
Weighted average CPR (constant prepayment rate).............           29%                  39%                 34%
Weighted average discount rate..............................           18%                  18%                 18%
Weighted average annualized credit
   losses - in basis points.................................           50                   50                  50
Weighted average life (in years)............................         2.90                 1.99                2.43


     The following table represents certain loan characteristics related to the Company's securitizations as of the years ended 2001 and 2000:

                                       -------------------------------------------- --------------------------------------------
                                                          2001                                         2000
                                       -------------------------------------------- --------------------------------------------
                                        Fixed Rate      Adjustable                   Fixed Rate      Adjustable
                                          Loans       Rate Loans (1)      Total        Loans       Rate Loans (1)      Total
                                       ------------- ---------------- ------------- ------------- ---------------- -------------
                                                  (Dollars in thousands)                       (Dollars in thousands)
Weighted average coupon ...........          9.49%          9.90%          9.61%          9.49%         10.24%          9.73%
Number of loans ...................         4,186          1,327          5,513          5,418          1,985          7,403
Total principal amount of loans ...      $308,840       $126,920       $435,760       $419,816       $203,402       $623,218
Yield to bondholders ..............          6.90%          2.36%          5.58%          6.89%          7.00%          6.93%
Net spread to residual holder (2) .          1.88%          6.70%          3.28%          1.90%          2.58%          2.12%
Current overcollateralization level      $ 10,971       $ 14,811       $ 25,782       $ 12,834       $ 15,957       $ 28,791
Overcollateralization target ......      $ 11,026       $ 14,998       $ 26,024       $ 13,164       $ 17,580       $ 30,744
Principal amount of loans 30 days
   or more past due (3) ...........      $ 13,817       $ 15,538       $ 29,355       $ 18,161       $ 18,675       $ 36,836
Net credit losses during the year .      $    471       $    631       $  1,102       $    202       $    756       $    958


(1) Loans which carry a fixed interest rate for the first two or three years of the loan contract and which adjust to a variable rate for the remaining life of the contract are classified as and included under "Adjustable Rate Loans"
(2)  Represents gross spread minus servicing, trustee and insurance fees
(3)  Including REOs


     MORTGAGE SERVICING RIGHTS

     Upon securitization or sale of servicing retained loans, the Company capitalized the cost associated with the right to service mortgage loans based on a fair value analysis of the mortgage servicing rights. The Company determined the fair value of mortgage servicing rights based on the present value of estimated net future cash flows related to servicing income. Such cash flow projections incorporated assumptions, including servicing costs, prepayment rates and discount rates, consistent with those an unrelated third party would utilize to value such mortgage servicing rights. These assumptions are similar to those used by the Company to value residual interests. In July 2000, the Company sold its servicing rights portfolio to an unaffiliated third party. The sale did not have a material adverse effect on the Company's financial condition; however, the Company's source of future loan servicing revenues has significantly diminished as a result of this transaction. As of December 31, 2001, the Company was servicing approximately $36.1 million of its wholly-owned loans.


     LOAN ORIGINATION AND PURCHASES
                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                                  2001           2000          1999
                                                                             --------------------------------------------
                                                                                       (Dollars in thousands)
     Loan originations and purchases:
         Retail originations..............................................         $    --       $ 69,510     $ 410,040
         Coast Security Mortgage..........................................              --         16,548        47,855
         Loan by Mail.....................................................              --          5,257        16,012
         Wholesale purchases..............................................              --            562         9,632
                                                                             --------------------------------------------
              Total originations and purchases............................         $    --       $ 91,877     $ 483,539
                                                                             ============================================

     Number of operating branches as of the end of the period:
           California ....................................................              --             --            12
           Other States...................................................              --             --            23
                                                                             --------------------------------------------
              Total ......................................................              --             --            35
                                                                             ============================================

     Weighted average initial interest rate...............................              --          9.8%          9.1%
     Weighted average initial combined loan-to-value ratio................              --         69.8%         67.3%
     Average origination loan size........................................         $    --       $  121        $  108

     There were no loan originations or purchases in 2001.


     LOAN SALES

                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                               ------------------------------------------
                                                                                   2001          2000          1999
                                                                               ------------------------------------------
                                                                                        (Dollars in thousands)
     Securitizations...........................................................      $   --       $    --      $429,990
     United Kingdom whole loan sales..........................................           --            --        47,028
     Domestic whole loan sales  ..............................................           --        26,335        83,844
                                                                               ------------------------------------------
         Total ...............................................................       $   --      $ 26,335      $560,862
                                                                               ==========================================

     There were no loan sales during 2001.


RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     A discussion of the material factors which affected the Company's changes in net assets for 2001 and results of operations (for the periods prior to January 1, 2000 to March 31, 2000) and changes in its net assets in liquidation (for the period of April 1, 2000 to December 31, 2000) is presented below:


     2001 COMPARISON TO 2000

     For the year ended December 31, 2001, the Company reported an excess of expenses over income of $11.2 million. Such loss compares to a total loss of $26.2 million for the year ended December 31, 2000. Revenues decreased $5.0 million due to lower interest income and lower servicing income due to decreased loan balances. The decrease in expenses of $22.0 million during 2001 is mainly attributable to lower compensation from reduced staffing levels, as well as a reduction in interest expense as a result of both declining interest rates and reduced balances on the warehouse line.

     As mentioned earlier, the Company adopted the liquidation basis of accounting due to the Bankruptcy Filing and management's intention to liquidate the assets of the Company. Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company has recorded approximately $13.0 million in estimated liquidation cost accruals as of December 31, 2001.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to fair market value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation may have on the value of the assets. Therefore, the Company recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $3.4 million during 2001.


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


INCOME TAXES

     The Company's actual tax rates for 2001, 2000 and 1999 were (0.08)%, (7.4)% and 40.0%, respectively.

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

SERVICING

     The following tables provide data on loan delinquency, REO and net losses for the Company's servicing portfolio, which includes Company-owned loans:

                                                                        AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                                     2001                       2000                        1999
                                        ---------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                         (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                         Thousands)     Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                        -------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio ....................    $ 36,135                    $ 62,296                    $892,327
                                        ==============               =============               =============
30-59 days delinquent...................    $  1,438        3.98%         $  993         1.6%       $  5,889         0.7%
60-89 days delinquent...................         257        0.71%            181         0.3%          3,320         0.4%
90 days or more delinquent..............       1,398        3.87%          1,993         3.2%         21,699         2.4%
                                        -------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................    $  3,093        8.56%        $ 3,167         5.1%       $ 30,908         3.5%
                                        =============  ============= ============  ============= ============= =============
REO (1)                                      $    31        0.09%        $  ----        ----%       $  1,141         0.1%
                                        ============== ============= ============= ============= ============= =============

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------
                                                                          2001                2000               1999
                                                                   -------------------- ------------------ -----------------
                                                                                    (Dollars in thousands)
Average servicing portfolio (2) ...................................      $ 49,198            $853,001            $867,884
Net losses (3).....................................................           ---                 687               1,288
Percentage of average servicing portfolio.........................            ---%               0.14%               0.15%


---------

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


LIQUIDITY AND CAPITAL RESOURCES

     The report of the Company's current independent auditors, Hein + Associates, LLP, accompanying the Company's consolidated statements of net assets available for liquidation as of December 31, 2001 and 2000, the statement of financial condition as of March 31, 2000, the related consolidated statements of changes in net assets for the year ended December 31, 2001 and for the period April 1, 2000 through December 31, 2000, and operations and cash flows from January 1, 2000 through March 31, 2000, includes an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and that because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999. As a result, the Company's financial statements for such period included in this Annual Report on Form 10-K for the year ended December 31, 2001 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.

     The Company's sources of cash include proceeds from liquidation of assets, distributions received from residual interests, interest income and loan servicing income. The Company's source of loan servicing income has been substantially reduced as a result of the Company's servicing rights portfolio sale in July 2000. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of December 31, 2001, the Company had unrestricted cash and cash equivalents of $35.3 million.

     In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interests (see detailed description of residual interests under "Revenue" below). Among other factors, the amount of residual interests distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interests may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interests distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interests as it has in the past.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information presented reflects the expected cash flows of the primary categories by year, including the related weighted average interest rate. The cash flows for loans held for sale are based on the expectancy of liquidation. The cash flows for residual interests in securities are based on maturity date and are adjusted for expected prepayments which are based on historical information. Cash flows for warehouse financing and notes payable are based on the expectancy of liquidating the assets to repay the financing, and are also based on the maturity dates. For purposes of cash flow presentation, premiums or discounts on purchased assets, interest earned or payable, mark-to-market adjustments and loans on non-accrual are excluded from the amounts presented. See Item 1. Interest Rate Risk Management, for a discussion of risk related to hedging.

     The following table provides information as of December 31, 2001 and 2000 with respect to the Company's primary categories of assets and liabilities, which are sensitive to changes in interest rates:

                                           AS OF DECEMBER 31,           AS OF DECEMBER 31,
                                     ------------------------------------------------------------
                                                  2001                         2000
                                     ------------------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
                                     ------------------------------------------------------------
ASSETS:
   Loans receivable                              $ 36,135                     $ 57,228
   Average interest rate                             9.70%                        9.72%
   Residual interests in securities              $ 25,102                     $ 37,626
   Average interest rate                            16.86%                       16.86%

LIABILITIES:
   Warehouse financing facility and
     secured term loan                           $ 25,752                     $ 51,486
   Average interest rate                             5.36%                        8.07%
   Notes payable                                 $  3,431                     $  4,532
   Average interest rate                              6.9%                        7.25%

Note: Management, based upon the advice of its bankruptcy counsel, believes that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation proceedings.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements beginning on Page F-1 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     CHANGES IN ACCOUNTANTS

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

     On June 22, 2000, the Board of Directors and the Audit Committee of the Company approved the engagement of Hein + Associates LLP ("Hein") as the Company's principal independent public accountants. Prior to such appointment, the Company had not consulted with Hein regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements. It is the intention of management to continue to employ the services of Hein.

     DISCLAIMER OF OPINION ON FINANCIAL STATEMENTS

     The report of the Company's current independent auditors, Hein + Associates, LLP, accompanying the Company's consolidated statements of net assets available for liquidation as of December 31, 2001 and 2000, the statement of financial condition as of March 31, 2000, the related consolidated statements of changes in net assets for the year ended December 31, 2001 and for the period April 1, 2000 through December 31, 2000, and operations and cash flows from January 1, 2000 through March 31, 2000, includes an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and that because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

     Further, the Company's former independent auditors, Deloitte & Touche LLP, have advised the Company that they are not presently willing to reissue their report on the Company's consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999. As a result, the Company's financial statements for such period included in this Annual Report on Form 10-K for the year ended December 31, 2001 are not accompanied by an independent auditors' report. We have included such financial statements in this Annual Report on Form 10-K solely for historical and informational purposes, and to attempt to comply with the financial statement requirements of Regulation S-X with respect to this Report.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the current executive officers and directors of the Board of Directors of the Company.


                NAME                                         POSITION(S) WITH THE COMPANY
-------------------------------------   ------------------------------------------------------------------------
Brian Chisick                           Chairman of the Board, Chief Executive Officer, and Director

Merrill Butler                          Director

Thomas Tarter                           Director (APPOINTED SEPTEMBER 7, 2001)

Jerry Hager                             Executive Vice President and General Counsel


     BACKGROUND OF DIRECTORS

     The age, present position with the Company, and principal occupation during the past five years of each Director and executive officer named above is set forth below.

BRIAN CHISICK                       Director since 1996                Age 63

     Mr. Chisick is the Chairman of the Board and Chief Executive Officer of First Alliance Corporation, and has been since its formation in 1996. He has also held the same offices at First Alliance Mortgage Company since he founded it in 1971. Mr. Chisick has held a real estate broker's license since 1971. In 1985, Mr. Chisick was Vice President at the Mortgage Brokers Institute, a statewide trade association of over 120 mortgage brokers, and served as a member of the legislative committee of the Mortgage Brokers Institute.

MERRILL BUTLER                      Director since 1996                Age 77

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

THOMAS TARTER                       Director since 2001                Age 59

     Mr. Tarter is serving as a court-approved interim director following the death of Mr. Daniel Stevenson in August 2001. Mr. Tarter has approximately 24 years' experience in the banking and finance industry, dealing in such areas as loans, asset/liability management, compensation and incentive programs, and initial public offerings. In August 1993, he founded a consulting group, which specializes in providing management and financial advisory services for institutions primarily involved in financial and banking related matters. Mr. Tarter has been a guest lecturer and panelist for professional organizations and institutions of higher learning. He has also been appointed to the panel of mediators by the United States Bankruptcy Court for the Central District of California.

JERRY HAGER                           Officer since 1999                  Age 44

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

     Sarah Chisick resigned as a Director on December 21, 2001, and Daniel K. Stevenson, a former Director, passed away in August 2001. Thomas Tarter has served as a court-appointed interim Director since September 2001, following the death of Mr. Stevenson. Francisco Nebot resigned as President, Chief Financial Officer and Director on September 7, 2001.


     SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Each director, officer and other designated employee of the Company who is subject to Section 16 of the Act, and each other person who beneficially owns more than 10% of the Common Stock (collectively the "Reporting Person"), is required to report to the SEC by a specified date his or her ownership of and transactions in the Common Stock. Reporting Persons are required to provide copies of such reports to the Company. Based on the Company's review of the copies of such forms and amendments it has received and written representations from certain Reporting Persons, the Company believes that all such forms were filed on a timely basis during 2001.


ITEM 11.  EXECUTIVE COMPENSATION

     Set forth in the Summary Compensation Table below is certain compensation information concerning the annual and long-term compensation for services in all capacities for the Company during 2001 and the preceding two fiscal years of those persons who were, as of December 31, 2001, (i) the Chief Executive Officer
(ii) each executive officer, and (iii) officers otherwise among the four most highly compensated (the "Named Officers"), other than the Chief Executive Officer. Executive Officers are those officers considered Corporate Officers of the Company.

SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION     LONG TERM COMPENSATION
                                                        -------------------------- ------------------------
                                                                                    SECURITIES UNDERLYING
                                                         SALARY (1)    BONUS (1)         OPTIONS (2)
NAME AND PRINCIPAL POSITION                    YEAR         ($)            ($)              (#)
-----------------------------------------------------   ------------ ------------- ------------------------
Brian Chisick (3)                              2001          92,636            --              --
   CHAIRMAN AND CHIEF EXECUTIVE OFFICER        2000         263,333            --              --
                                               1999         395,000            --         200,000

Francisco Nebot (4)                            2001         367,817            --              --
   PRESIDENT AND CHIEF FINANCIAL OFFICER       2000         247,693        25,000              --
   (TERMINATED SEPTEMBER 7, 2001)              1999         236,666       150,000         110,000

Jeffrey W. Smith (4)                           2001              --            --              --
   EXECUTIVE VICE PRESIDENT AND CHIEF          2000         177,845            --              --
   OPERATING OFFICER                           1999         240,000       100,000         143,662
   (TERMINATED MAY 31, 2000)

Jerry Hager                                    2001         153,589        10,000              --
   EXECUTIVE VICE PRESIDENT AND                2000         139,880        10,000              --
   GENERAL COUNSEL                             1999          73,157        50,000          30,000

Faez Kaabi (4)                                 2001         124,191            --              --
   VICE PRESIDENT, CONTROLLER                  2000         124,992         7,500              --
   (TERMINATED MARCH 31, 2001)                 1999         109,330        15,000          29,768

Mark Chisick (4)                               2001              --            --              --
   PRESIDENT, COAST SECURITY MORTGAGE, INC.    2000         111,461            --              --
   (TERMINATED MARCH 27, 2000)                 1999         105,000            --              --


--------------------
(1) Amounts shown include amounts earned but deferred at the election of executive officers under the Company's 401(k) Plan (the "401(k) Plan"), a qualified defined contribution plan under Section 401(k) of the Code. The cost of perquisites is not disclosed for any executive officer named in the table because the disclosure threshold (the lower of $50,000 or 10% of salary plus bonus) was not reached.
(2)  Includes grants made under the Company's 1996 Stock Incentive Plan.
(3)  Mr. Chisick has waived compensation for his services since June 2001.
(4)  Includes severance pay-out.


     STOCK OPTION GRANTS IN 2001

     The Company did not grant any shares under the Stock Incentive Plan in 2001.


     AGGREGATED OPTION EXERCISES IN 2001; OPTIONS OUTSTANDING AND VALUES AT DECEMBER 31, 2001

    No options were exercised during 2001. The value of the unexercised options as of December 31, 2001 was $0.00 based upon recent market prices. The value of the options based upon the proposed settlement would also be zero.

     COMPENSATION OF DIRECTORS

     The non-employee directors of the Company or its subsidiaries receive an annual retainer fee of $15,000 and a fee of $1,000 for each Board meeting attended, and are reimbursed for reasonable expenses incurred in connection with attendance at Board of Directors' meetings or Committee meetings. A meeting fee of $500 is paid to non-employee directors for telephonic meetings of 30 minutes or less. Committee chairs also receive an annual retainer of $1,500. In addition, Mr. Tarter may be compensated up to $200 per hour for services provided to the Company that are beyond the scope of his responsibilities as a director. Directors who are employees of the Company or its subsidiaries do not receive fees for their services as directors.


     COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Compensation Committee"), composed of a total of five directors (two seats vacant), two of whom are non-employee directors, makes recommendations to the Board of Directors (the "Board") regarding the administration of compensation for Executive Officers (the "Executives") and the terms and conditions of their employment. Currently, the members of the Compensation Committee are Merrill Butler (Chairman), Thomas Tarter and Brian Chisick.


     AUDIT COMMITTEE

     The Board of Directors has an Audit Committee (the "Audit Committee"), which reports to the Board regarding the appointment of the Company's independent public accountants, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies, and management's procedures and policies relative to the adequacy of the Company's system of internal accounting controls. Currently, the members of the Audit Committee are Thomas Tarter (Chairman), Merrill Butler and Brian Chisick.


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

     In light of the Bankruptcy Filing, the Committee, along with the Creditors' Committee, awarded significantly lower bonuses to its executives in 2001 as compared to prior years.

     Mr. Chisick continued to receive compensation through June 30, 2001 at the same rate as in 2000. From June 30, 2001 forward, Mr. Chisick has received no salary.


     COMPENSATION AND AUDIT COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     There are currently no "interlocks" (within the meaning of the Securities and Exchange Commission's Proxy rules) with respect to any member of the Committees during 2001. "Interlocks" means that it was not the case that an executive officer of the Company served as a director or member of the Compensation or Audit Committees of another entity and as executive officer of the other entity served as a director or member of the Compensation or Audit Committees of the Company. Mr. Chisick, a member of both Committees, is also the Chairman and Chief Executive Officer of the Company, and has certain relationships requiring disclosure under Item 404 of Regulation S-K, each of which is described under "Certain Transactions."


EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Mr. Chisick dated July 1, 1996 providing for an initial term of three years, subject to automatic three-year renewal unless either party provides notice of an intention not to renew. Provided under this Agreement, Mr. Chisick was to receive an annual salary of $495,000, subject to annual increases (but not decreases) and bonuses as may be determined by the Board of Directors, as well as certain other benefits including medical, insurance, death and disability benefits, use of an automobile and reimbursement of employment related expenses. Mr. Chisick has waived monetary compensation for his services since June 30, 2001, but still receives reimbursement for automobile and employment-related expenses, as well as medical, insurance and death and disability benefits.


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

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of March 28, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and officers named in the SUMMARY COMPENSATION TABLE. Share amounts and percentage calculations set forth below are based upon outstanding shares net of shares held by the Company as treasury stock.

                                                                      BENEFICIAL OWNERSHIP OF
                                                                           COMMON STOCK
                                                       ------------------------------------------------------
                                                                                            PERCENT OF
                                                                                              CLASS A
                                                                NUMBER OF                  COMMON STOCK
                     NAME OF BENEFICIAL                        SHARES (1)                   OUTSTANDING
                       OWNER OR GROUP                              (#)                          (%)
       ----------------------------------------------- ----------------------------    ----------------------

       Brian and Sarah Chisick Trust (9)                        14,459,230  (2)                 80

       Francisco Nebot, DIRECTOR, PRESIDENT,                         2,000                               (3)
          AND CHIEF FINANCIAL OFFICER (4)

       Jeffrey W. Smith, DIRECTOR, EXECUTIVE                             0
          VICE PRESIDENT & CHIEF OPERATING
          OFFICER (5)

       Merrill Butler, DIRECTOR                                     65,625                               (3)

       Thomas Tarter, DIRECTOR                                           0

       Daniel K. Stevenson, DIRECTOR (6)                                 0

       Jerry Hager, EXECUTIVE VICE PRESIDENT
       AND GENERAL COUNSEL                                          17,500                               (3)

       Faez Kaabi, VICE PRESIDENT AND
          CONTROLLER (7)                                                 0

       Mark Chisick, PRESIDENT, COAST SECURITY
          MORTGAGE, INC. (8)                                             0

       All Directors, Executive Officers and Named
       Officers as a Group
          (10 PERSONS)                                          14,544,355

------------------
(1) Unless otherwise indicated and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned by him or her. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person's shares of Common stock that can be acquired by such person within 60 days from March 28, 2002 upon the exercise of options and warrants are deemed outstanding. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 28, 2002 have been exercised.
(2) Includes: 265,563 shares with respect to which options are exercisable within 60 days from March 28, 2002 and includes 14,168,800 shares held by the Brian and Sarah Chisick Revocable Trust U/A 3-7-79, of which the Chisicks are the trustees; of which 2,222,600 shares (the "Escrow Shares") are held in escrow pending (i) the evaluation by the Company of the opportunity of the Company to purchase such stock and (ii) the review of the transaction by the U. S. Bankruptcy Court. The Schedule 13(d) (Amendment No. 5) filed on March 21, 2001 by Brian and Sarah Chisick states that the Escrow Shares will not be voted by the Chisicks pending the resolution by the U.S. Bankruptcy Court of certain matters related to the Company's opportunity to purchase the Escrow Shares. Also includes a total of 24,867 shares held by grantor trusts established for the benefit of four of the Chisicks' grandchildren, of which trusts Mr. Chisick is the sole trustee.
(3)  Less than 1%.
(4)  Mr. Nebot's employment was terminated on September 7, 2001.
(5)  Mr. Smith's employment was terminated on May 31, 2000.
(6)  Mr. Stevenson passed away on August 23, 2001.
(7)  Mr. Kaabi's employment was terminated on March 31, 2001.
(8)  Mark Chisick's employment was terminated on March 27, 2000.
(9) Mr. Chisick is a director of the Company. Mrs. Chisick resigned as a director on December 21, 2001.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     BUSINESS RELATIONSHIP WITH FINANCIAL SERVICES FOR COLUMBUSNEWPORT

     Donald Kasle served as a director of the Company from May 1999 until January 23, 2001. Since late 1999, Financial Services for ColumbusNewport ("Financial Services") provided FAMCO with consulting services. Financial Services received approximately $110,400 for services rendered in 1999 and 2000. No payments were made to Financial Services in 2001.


     BUSINESS RELATIONSHIP WITH MANAGEMENT ACTION PROGRAM, INC. ("MAP")

     Daniel Stevenson was Chairman of the Board of MAP. From May 1981 to March 2000, First Alliance Mortgage Company, a California corporation ("FAMCO"), maintained a business consulting relationship with MAP. In 2000, MAP received approximately $6,675 from FAMCO for consulting services. No payments were made to MAP in 2001.


     BUSINESS RELATIONSHIP WITH MJB ASSOCIATES, INC.

     The Company leased its former corporate headquarters, located at 17305 Von Karman Avenue, Irvine, California 92614-6203, from MJB Associates, Inc., a California Limited Partnership ("MJB"). MJB is owned by Brian and Sarah Chisick, the majority stockholders of the Company. In 2000 MJB received from the Company rental income of approximately $568,836. In December 2000, the Company terminated this lease and entered into a one year sublease arrangement commencing on January 1, 2001 to occupy 4,000 square feet of the same building with a non-related third party. This sublease has been extended on a month-to-month basis. In 2001, MJB received $21,651 in rental income prior to the lease change.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report.............................................    F-1

Consolidated Statement of Net Assets Available for Liquidation
       As of December 31, 2001...........................................    F-2

Consolidated Statement of Net Assets Available for Liquidation
       As of December 31, 2000...........................................    F-3

Consolidated Statement of Financial Condition
       As of March 31, 2000..............................................    F-4

Consolidated Statement of Change in Net Assets
       For the year ended December 31, 2001..............................    F-5

Consolidated Statement of Change in Net Assets
       For the period from April 1, 2000 through December 31, 2000.......    F-6

Consolidated Statement of Operations
       For the three month period ended March 31, 2000...................    F-7

Consolidated Statement of Operations
       For the year ended December 31, 1999 .............................    F-8

Consolidated Statement of Comprehensive Loss
       For the three month period ended March 31, 2000...................    F-9

Consolidated Statement of Comprehensive Income
       For the year ended December 31, 1999 .............................   F-10

Consolidated Statement of Stockholders' Equity
       For the three months ended March 31, 2000.........................   F-11

Consolidated Statement of Stockholders' Equity
       For the year ended December 31, 1999 .............................   F-12

Consolidated Statement of Cash Flows
       For the three months ended March 31, 2000.........................   F-13

Consolidated Statement of Cash Flows
       For the year ended December 31, 1999 .............................   F-15

Notes to Consolidated Financial Statements...............................   F-17

INDEPENDENT AUDITORS' REPORT
----------------------------




To the Board of Directors and Stockholders of First Alliance Corporation
Irvine, California


We were engaged to audit the accompanying consolidated statements of net assets available for liquidation of First Alliance Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, the statement of financial condition as of March 31, 2000, the related consolidated statements of changes in net assets for the year ended December 31, 2001 and the period from April 1, 2000 through December 31, 2000, and the statements of operations and cash flows for the period from January 1, 2000 through March 31, 2000. These financial statements are the responsibility of the Company's management.

As discussed in Note 9 to the financial statements, the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion. The Company has not been able to estimate the amounts expected to be paid to the plaintiffs and other creditors in these matters.

Because of the significance of the matter described in the preceding paragraph, we were unable to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.


/S/ HEIN + ASSOCIATES LLP

Hein + Associates LLP
Certified Public Accountants


Orange, California
February 22, 2002

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                           (DOLLARS IN THOUSANDS)
                                                                    DECEMBER 31,
                                                                        2001
                                                                    ------------
ASSETS
     Cash and cash equivalents ..................................      $ 35,290
     Restricted cash ............................................         3,346
     Loans receivable ...........................................        33,030
     Residual interests in securities ...........................        25,102
     Property, net ..............................................         4,739
     Prepaid expenses and other assets ..........................         1,084
                                                                       ---------
        Total assets ............................................      $102,591
                                                                       ---------

LIABILITIES
     Warehouse financing facilities .............................      $ 25,752
     Reserve for estimated costs during the period of liquidation        12,964
     Accrued contingent liabilities .............................         3,204
     Accounts payable and accrued liabilities ...................        13,634
     Income taxes payable .......................................           609
     Notes payable ..............................................         3,431
                                                                       ---------
        Total liabilities .......................................      $ 59,594
                                                                       ---------

NET ASSETS AVAILABLE FOR LIQUIDATION ............................      $ 42,997
                                                                       =========


                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                             (DOLLARS IN THOUSANDS)


                                                                    DECEMBER 31,
                                                                        2000
                                                                    ------------
ASSETS
     Cash and cash equivalents ..................................      $ 21,147
     Restricted cash ............................................         7,118
     Loans receivable ...........................................        57,228
     Residual interests in securities ...........................        37,626
     Property, net ..............................................         6,180
     Income taxes receivable ....................................         4,981
     Prepaid expenses and other assets ..........................         1,535
                                                                       ---------
        Total assets ............................................      $135,815
                                                                       ---------

LIABILITIES
     Warehouse financing facilities .............................      $ 51,486
     Reserve for estimated costs during the period of liquidation         9,902
     Accrued contingent liabilities .............................         7,459
     Accounts payable and accrued liabilities ...................         7,306
     Income taxes payable .......................................           948
     Notes payable ..............................................         4,532
                                                                       ---------
        Total liabilities .......................................      $ 81,633
                                                                       ---------

NET ASSETS AVAILABLE FOR LIQUIDATION ............................      $ 54,182
                                                                       =========


                 See notes to consolidated financial statements.


                        FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                            MARCH 31,
                                                                                              2000
                                                                                           ----------
                                           ASSETS
Cash and cash equivalents ...........................................................      $   9,320
Restricted cash .....................................................................          3,309
Receivable from trusts ..............................................................          3,635
Loans held for sale, net ............................................................         80,917
Loans receivable held for investment ................................................            714
Residual interests in securities - at fair value ....................................         44,763
Mortgage servicing rights ...........................................................          7,562
Property, net .......................................................................          6,872
Deferred taxes ......................................................................          6,784
Prepaid expenses and other assets ...................................................          1,769
                                                                                           ----------
    Total assets ....................................................................      $ 165,645
                                                                                           ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Warehouse financing facility ........................................................      $  76,268
Reserve for estimated costs during the period of liquidation ........................          7,685
Accrued contingent liabilities ......................................................          8,111
Accounts payable and accrued liabilities ............................................          3,142
Notes payable .......................................................................          4,603
                                                                                           ----------
    Total liabilities ...............................................................         99,809
                                                                                           ----------

Commitments and contingencies (Notes 1 and 9)

Stockholders' equity:
Preferred Stock, $0.01 par value; 1,000,000 shares authorized:  no shares outstanding             --
Common Stock, $0.01 par value; 75,000,000 shares authorized; shares issued and
    outstanding:  22,186,288 at March 31, 2000 ......................................            223
Additional paid in capital ..........................................................         67,307
Retained earnings ...................................................................         50,639
Treasury stock - at cost:  4,321,500 shares at March 31, 2000 .......................        (52,333)
                                                                                           ----------
    Total stockholders' equity ......................................................         65,836
                                                                                           ----------
    Total liabilities and stockholders' equity ......................................      $ 165,645
                                                                                           ==========


                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

                             (DOLLARS IN THOUSANDS)


                                                                FOR YEAR ENDED
                                                                 DECEMBER 31,
                                                                     2001
                                                                ---------------
  REVENUE:
   Loan origination and sale ..............................        $  1,912
   Interest ...............................................          11,233
   Loan servicing and other ...............................           1,490
                                                                   ---------
     Total revenue ........................................          14,635
                                                                   ---------

EXPENSE:
   Compensation and benefits ..............................           2,592
   Professional services and other fees ...................           1,417
   Facilities and insurance ...............................           1,010
   Supplies ...............................................             100
   Interest ...............................................           2,459
   Legal ..................................................          11,715
   Travel and training ....................................              16
   Liquidation costs ......................................           3,062
   Adjustment to liquidation basis ........................           3,380
   Other ..................................................              60
                                                                   ---------
     Total expense ........................................          25,811
                                                                   ---------

LOSS BEFORE INCOME TAX PROVISION ..........................         (11,176)

INCOME TAX PROVISION ......................................               9
                                                                   ---------

CHANGE IN NET ASSETS ......................................        $(11,185)
                                                                   =========

NET ASSETS AT DECEMBER 31, 2000 ...........................        $ 54,182
                                                                   =========

NET ASSETS AT DECEMBER 31, 2001 ...........................        $ 42,997
                                                                   =========

                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS

                             (DOLLARS IN THOUSANDS)


                                                             FOR THE PERIOD FROM
                                                              APRIL 1, 2000 TO
                                                              DECEMBER 31, 2000
                                                             -------------------
  REVENUE:
   Loan origination and sale ..............................        $  1,321
   Interest ...............................................          11,208
   Loan servicing and other ...............................           1,499
                                                                   ---------
     Total revenue ........................................          14,028
                                                                   ---------

EXPENSE:
   Compensation and benefits ..............................           4,806
   Advertising ............................................            (110)
   Professional services and other fees ...................           1,615
   Facilities and insurance ...............................           1,324
   Supplies ...............................................             140
   Depreciation and amortization ..........................             514
   Interest ...............................................           5,843
   Legal ..................................................           4,660
   Travel and training ....................................               5
   Liquidation costs ......................................           2,218
   Adjustment to liquidation basis ........................          (1,231)
   Other ..................................................             160
                                                                   ---------
     Total expense ........................................          19,944
                                                                   ---------

LOSS BEFORE INCOME TAX PROVISION ..........................          (5,916)

INCOME TAX PROVISION ......................................           5,738
                                                                   ---------

CHANGE IN NET ASSETS ......................................        $(11,654)
                                                                   =========

NET ASSETS AT APRIL 1, 2000 ...............................        $ 65,836
                                                                   =========

NET ASSETS AT DECEMBER 31, 2000 ...........................        $ 54,182
                                                                   =========

                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               FOR THE PERIOD
                                                            FROM JANUARY 1, 2000
                                                                TO MARCH 31,
                                                                    2000
                                                            --------------------
REVENUE:
    Loan origination and sale .............................      $      1,312
    Interest ..............................................             3,169
    Loan servicing and other fees .........................             1,121
                                                                 -------------
      Total revenue .......................................             5,602
                                                                 -------------

EXPENSE:
    Compensation and benefits .............................             5,877
    Advertising ...........................................             1,798
    Professional services and other fees ..................               650
    Facilities and insurance ..............................               828
    Supplies ..............................................               385
    Depreciation and amortization .........................               433
    Interest ..............................................             1,840
    Legal .................................................             2,762
    Travel and training ...................................               134
    Other .................................................               202
    Liquidation costs .....................................             7,685
    Adjustment to liquidation basis .......................             5,339
                                                                 -------------
      Total expense .......................................            27,933
                                                                 -------------

LOSS BEFORE INCOME TAX BENEFIT ............................           (22,331)

INCOME TAX BENEFIT ........................................            (7,816)
                                                                 -------------

NET LOSS ..................................................      $    (14,515)
                                                                 =============

NET LOSS PER SHARE:
    Basic .................................................      $      (0.81)
                                                                 =============
    Diluted ...............................................      $      (0.81)
                                                                 =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
    Basic .................................................        17,904,223
    Diluted ...............................................        17,904,223


                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  FOR YEAR ENDED
                                                                   DECEMBER 31,
                                                                        1999
                                                                  --------------

REVENUE:
    Loan origination and sale ............................         $    53,527
    Interest .............................................              14,024
    Loan servicing and other fees ........................               2,388
                                                                   ------------
      Total revenue ......................................              69,939
                                                                   ------------

EXPENSE:
    Compensation and benefits ............................              22,864
    Advertising ..........................................               7,193
    Professional services and other fees .................               2,839
    Facilities and insurance .............................               5,258
    Supplies .............................................               1,782
    Depreciation and amortization ........................               2,448
    Interest .............................................              11,180
    Legal ................................................               7,230
    Travel and training ..................................               1,331
    Other ................................................               1,436
                                                                   ------------
      Total expense ......................................              63,561
                                                                   ------------

INCOME BEFORE INCOME TAX PROVISION .......................               6,378

INCOME TAX PROVISION .....................................               2,550
                                                                   ------------

NET INCOME ...............................................         $     3,828
                                                                   ============

NET INCOME PER SHARE:
    Basic ................................................         $      0.21
                                                                   ============
    Diluted ..............................................         $      0.21
                                                                   ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
    Basic ................................................          18,110,214
    Diluted ..............................................          18,124,202


                 See notes to consolidated financial statements.

                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

                             (DOLLARS IN THOUSANDS)


                                                               FOR THE PERIOD
                                                            FROM JANUARY 1, 2000
                                                                TO MARCH 31,
                                                                    2000
                                                            --------------------

NET LOSS ...............................................           $(14,515)

OTHER COMPREHENSIVE INCOME .............................                 --
                                                                   ---------

COMPREHENSIVE LOSS .....................................           $(14,515)
                                                                   =========


                 See notes to consolidated financial statements.


                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                             (DOLLARS IN THOUSANDS)


                                                                            YEAR ENDED
                                                                         DECEMBER 31, 1999
                                                                         -----------------

NET INCOME.................................................................  $  3,828

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustment net of income taxes of  $1,140.    (1,710)
    Less:  Reclassification adjustment for realized foreign currency
      Transaction loss, net of income taxes of $1,592......................     2,388
                                                                             ---------

COMPREHENSIVE INCOME.......................................................  $  4,506
                                                                             =========


                 See notes to consolidated financial statements.


                                  FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            (DOLLARS IN THOUSANDS)

                                                                                                            ACCUMULATED    TOTAL
                         CLASS A        CLASS B        ADDITIONAL                               DEFERRED       OTHER       STOCK-
                       COMMON STOCK   COMMON STOCK      PAID IN   RETAINED    TREASURY STOCK     STOCK     COMPREHENSIVE   HOLDERS'
                     SHARES   AMOUNT SHARES   AMOUNT    CAPITAL   EARNINGS   SHARES     AMOUNT COMPENSATION    INCOME      EQUITY
                   ---------- ------ ------ --------- --------- ---------- ---------- --------- ------------ ------------ ----------
Balance at
December 31, 1999. 22,186,288 $ 223      -- $   --    $ 65,813  $  65,154  4,237,000  $(52,085) $     ---    $      ---   $  79,105

Net loss...........                                               (14,515)                                                  (14,515)

Issuance of stock
warrants...........                                      1,494                                                                1,494

Purchase of
treasury stock.....                                                           84,500      (248)                                (248)
                   ---------- ------ ------ --------- --------- ---------- ---------- --------- ------------ ------------ ----------
Balance at
March 31, 2000.... 22,186,288 $  223     -- $   --    $ 67,307  $  50,639  4,321,500  $(52,333) $     ---    $      ---   $  65,836
                   ========== ====== ====== ========= ========= ========== ========== ========= ============ ============ ==========


                                See notes to consolidated financial statements.


                                  FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            (DOLLARS IN THOUSANDS)

                                                                                                             ACCUMULATED    TOTAL
                         CLASS A        CLASS B      ADDITIONAL                                  DEFERRED       OTHER       STOCK-
                       COMMON STOCK   COMMON STOCK     PAID IN   RETAINED    TREASURY STOCK        STOCK     COMPREHENSIVE  HOLDERS'
                     SHARES   AMOUNT SHARES   AMOUNT   CAPITAL   EARNINGS   SHARES     AMOUNT   COMPENSATION    INCOME      EQUITY
                   ---------- ------ ------ --------- --------- ---------- ---------- --------- ------------ ------------ ----------
Balance at
December 31, 1998. 22,186,288 $  223    --  $   --    $ 65,298  $  61,326  4,046,800  $(51,582) $     ---    $    (678)   $  74,587

Net income........                                                  3,828                                                     3,828

Issuance of stock
warrants..........                                         515                                                                  515

Purchase of
treasury stock....                                                           190,200      (503)                                (503)

Foreign currency
translation
adjustment........                                                                                                 678          678
                   ---------- ------ ------ --------- --------- ---------- ---------- --------- ------------ ------------ ----------
Balance at
December 31, 1999. 22,186,288 $  223    --  $   --    $ 65,813  $  65,154  4,237,000  $(52,085) $     ---    $     ---    $  79,105
                   ========== ====== ====== ========= ========= ========== ========== ========= ============ ============ ==========

                                See notes to consolidated financial statements.


                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          FOR THE PERIOD
                                                                       FROM JANUARY 1, 2000
                                                                           TO MARCH 31,
                                                                               2000
                                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................      $(14,515)
Adjustments to reconcile net loss to net cash used in operating activities:
     Accretion of residual interests in securities ....................        (1,492)
     Collection of residual interests in securities ...................         4,951
     Deferred income taxes ............................................        (6,784)
     Amortization of mortgage servicing rights ........................         1,111
     Amortization of debt issuance costs ..............................           574
     Amortization of goodwill .........................................            79
     Depreciation and amortization ....................................           354
     Provision for loan losses ........................................            42
     Reserve for estimated costs during the period of liquidation .....         7,685
     Adjustment to liquidation basis ..................................         5,339
  Changes in assets and liabilities:
     Receivable from trusts ...........................................           (28)
     Loans held for sale ..............................................       (61,565)
     Prepaid expenses and other assets ................................           302
     Accounts payable and accrued liabilities .........................          (329)
     Accrued contingent liabilities ...................................          (260)
     Income taxes payable .............................................        (3,631)
                                                                             ---------
       Net cash used in operating activities ..........................       (68,167)
                                                                             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash ....................................          (661)
Capital expenditures ..................................................           (32)
Collections on loans receivable held for investment ...................           305
Proceeds from sale of loan portfolio ..................................           914
                                                                             ---------
       Net cash provided by investing activities ......................           526
                                                                             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on warehouse financing facilities ......................        62,146
Purchase of treasury stock ............................................          (248)
Net repayments on notes payable .......................................           (23)
                                                                             ---------
       Net cash provided by financing activities ......................        61,875
                                                                             ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .............................        (5,766)
CASH AND CASH EQUIVALENTS, beginning of period ........................        15,086
                                                                             ---------
CASH AND CASH EQUIVALENTS, end of period ..............................      $  9,320
                                                                             =========

                 See notes to consolidated financial statements.


                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                                           FOR THE PERIOD
                                                                        FROM JANUARY 1, 2000
                                                                            TO MARCH 31,
                                                                                2000
                                                                        --------------------
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


                             FIRST ALLIANCE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                                                 YEAR ENDED
                                                                                             DECEMBER 31, 1999
                                                                                             -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................................      $  3,828
Adjustments to reconcile net income to net cash provided by operating activities:
     Capitalized residual interests and mortgage servicing rights .........................       (19,303)
     Accretion of residual interests in securities ........................................        (4,507)
     Collection of residual interests in securities .......................................        19,552
     Deferred income taxes ................................................................        (7,829)
     Amortization of mortgage servicing rights ............................................         6,116
     Amortization of debt issuance costs ..................................................         2,716
     Amortization of goodwill .............................................................           157
     Depreciation and amortization ........................................................         2,291
     Recognition of deferred fees on loans receivable held for investment .................          (796)
     Provision for loan losses ............................................................           492
     Loss on sales of property ............................................................            42
     Gain on sale of United Kingdom loan portfolio ........................................        (1,267)
  Changes in assets and liabilities:
     Receivable from trusts ...............................................................           970
     Loans held for sale ..................................................................         3,130
     Prepaid expenses and other assets ....................................................           (68)
     Accounts payable and accrued liabilities .............................................          (849)
     Accrued contingent liabilities .......................................................         5,261
     Income taxes payable .................................................................         2,489
                                                                                                 ---------
       Net cash provided by operating activities ..........................................        12,425
                                                                                                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash deposited for restricted cash ........................................................        (1,367)
Capital expenditures ......................................................................          (288)
Collections on loans receivable held for investment .......................................        13,663
Proceeds from sale of United Kingdom loan portfolio .......................................        44,156
Proceeds from sales of property ...........................................................            70
Cash paid for acquisition, less cash acquired .............................................        (2,641)
                                                                                                 ---------
       Net cash provided by investing activities ..........................................        53,593
                                                                                                 ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on warehouse financing facilities ..........................................        (3,417)
Repayment of secured term loan facility ...................................................       (64,720)
Repayments of other borrowings ............................................................        (6,545)
Purchase of treasury stock ................................................................          (503)
Net borrowings on notes payable ...........................................................         3,612
                                                                                                 ---------
       Net cash used in financing activities ..............................................       (71,573)
                                                                                                 ---------
Effect of exchange rate changes on cash ...................................................         2,589
                                                                                                 ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................................        (2,966)
CASH AND CASH EQUIVALENTS, beginning of period ............................................        18,052
                                                                                                 ---------
CASH AND CASH EQUIVALENTS, end of period ..................................................      $ 15,086
                                                                                                 =========

                           See notes to consolidated financial statements.


                   FIRST ALLIANCE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                             (DOLLARS IN THOUSANDS)


                                                                               YEAR ENDED
                                                                           DECEMBER 31, 1999
                                                                           -----------------
SUPPLEMENTAL INFORMATION:
Interest paid .............................................................      $ 9,815
                                                                                 ========
Income taxes paid .........................................................      $ 7,803
                                                                                 ========

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING
     AND FINANCING ACTIVITIES:
Transfer of loans held for sale to loans receivable held for investment ...      $ 1,320
                                                                                 ========
Transfer of loans held for investment to real estate owned ................      $    55
                                                                                 ========
Stock warrants issued as debt issuance costs ..............................      $   515
                                                                                 ========
Transfer of loans held for sale to real estate owned ......................      $   189
                                                                                 ========
Notes payable issued in connection with Coast Security Mortgage
     acquisition ..........................................................      $ 1,000
                                                                                 ========


DETAIL OF BUSINESS ACQUIRED IN PURCHASE BUSINESS COMBINATION (Note 1):

     On July 2, 1999, the Company acquired the net assets of Coast Security
Mortgage. A summary of the transaction is as follows:

Cash paid .................................................................      $ 3,085
Note issued ...............................................................        1,000
Fair market value of tangible and identifiable assets acquired (1) ........       (1,312)
Fair market value of liabilities assumed ..................................          403
                                                                                 --------
Excess of cost over identifiable assets acquired (goodwill) ...............      $ 3,176
                                                                                 ========

----------------

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

     It is management's intention to market for sale and operate pending such sale of all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. Any proceeds available after the satisfaction of the secured obligations from the sale of such creditors' collateral, and proceeds from the sale of the Company's free and clear assets will be utilized to repay unsecured creditors with allowed claims. There can be no assurance, however, that the Company will be successful in selling the assets at a value which will allow the Company to fulfill all of its debt obligations. All repayments mentioned above will be in accordance with United States Bankruptcy law, pursuant to appropriate orders of the United States Bankruptcy Court. Further, the Company has recently entered into a proposed settlement of its outstanding litigation.

     Management, based upon the advice of its outside bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.


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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $13.0 million in estimated liquidation cost accrual as of December 31, 2001.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. Therefore, the Company has recorded a valuation adjustment to the cost basis of certain assets and liabilities of approximately $7.5 million. Of this $7.5 million, $4.1 million pertains to adjustments made in 2000, and $3.4 million for adjustments made in 2001. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of December 31, 2001, the Company had provided for approximately $16.6 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

     Management, based upon the advice of its outside bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.

     CASH AND CASH EQUIVALENTs - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     RESTRICTED CASH - The Company's restricted cash balance as of December 31, 2001 is comprised of (i) $3.8 million in holdbacks related to the July 2000 servicing rights sale, and (ii) $0.3 million related to a custodial account as required by its warehouse lender. The Company maintained a reserve balance of $0.7 million as of December 31, 2001 against these restricted cash amounts. The Company had a restricted cash balance of $7.1 million as of December 31, 2000.

     CREDIT CARD ACCOUNTS - The Company realized a $942,000 gain on the Bankrupty Court-approved settlement of its credit card dispute with Fidelity Federal Bank, a Federal Savings Bank ("Fidelity"). Fidelity agreed to relinquish its previously filed proof of claim for $15.7 million in exchange for a $2.4 million unsecured claim. Additionally, Fidelity was allowed to set off, against the claim, the $2.8 million restricted cash it held with regard to the credit card program.

     LOANS - Loans receivable are mortgages originated and purchased by the Company and are carried at net realizable value as of both December 31, 2001 and December 31, 2000. When a loan becomes over 90 days contractually delinquent, it is placed on non-accrual status and unpaid interest income is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received (see further discussion of interest income below under REVENUE RECOGNITION).

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

     RESIDUAL INTERESTS IN SECURITIES - The Company securitizes a majority of loans held for sale in a trust. The trust is a multi-class security which derives its cash flow from a pool of mortgages. The regular interests of the securitization trusts are sold and the residual interests are retained by the Company. The documents governing the Company's securitizations require the Company to establish initial overcollateralization or build overcollateralization levels through retention of distributions by the securitization trust otherwise payable to the Company as the residual interests holder. This overcollateralization causes the aggregate principal amount of the loans in the related pool and/or cash reserves to exceed the aggregate principal balance of the outstanding regular interests. Such excess amounts serve as credit enhancement for the regular interests of the related securitization trust. To the extent that borrowers default on the payment of principal or interest on the loans, losses will reduce the overcollateralization to the extent that funds are available. If payment defaults exceed the amount of overcollateralization, as applicable, the insurance policy maintained by the related securitization trust will pay any further losses experienced by holders of the regular interests in the related securitization trust. The Company does not have any recourse obligations for credit losses in the securitization trust.

     For the years ended December 31, 2001 and 2000, the Company, according to the liquidation basis accounting, is required to value its assets at their estimated net realizable value. The Company had historically valued the residual interests using a model that takes into account discounted cash flows, using prepayment, default, loss and interest rate assumptions that market participants would use for similar financial instruments. When the Company entered liquidation, it adjusted the valuation formula to use only discounted cash flows and return of overcollateral, and used the valuation of the Residual Interests as of March 31, 2000, as a starting point. This conservative adjustment was made to reflect the lack of a recognized market for these complex derivative interests, litigation risk, and other market conditions. In year 2000, there was not a significant difference between the valuation and the prior model. In year 2001 use of the prior model would have resulted in a higher valuation than use of the methodology adopted in 2000. Since the facts that led the Company to make the conservative adjustment in 2000 remain, the Company decided to make no upward adjustment to the valuation. In March 2002, the Company announced a proposed settlement of borrower litigation. The negotiated terms of the proposed settlement, if approved by the Court, will result in the sale of these assets for the value on the Company's financial statement as of December 31, 2001 to Brian and Sarah Chisick, related parties.

     For 1999, the Company classified residual interests as trading securities, which were carried at fair value with any unrealized gains or losses recorded in the results of operations in the period of the change in fair value. Valuations at origination and at each reporting period are based on discounted cash flow analyses. The cash flows are estimated as the excess of the weighted average coupon on each pool of underlying mortgages over the sum of the pass-through interest rates on the regular interests of the related securitization trust, servicing fees, trustee fees, insurance fees, and an estimate of annual future loan losses. These cash flows are projected over the life of the loans using prepayment, default, loss, and interest rate assumptions that market participants would use for similar financial instruments and are discounted using an interest rate that a purchaser unrelated to the seller of such a financial instrument would demand. To value residual interests at the time of securitization, the Company used historical constant prepayment rate ("CPR") experience assumptions. To re-value the residual interests at each reporting period, the Company arrives at its CPR assumptions by using the actual six-month prepayment average, which is applied to the first 18 months of cash flows, and the actual life to date prepayment average to the remaining months of cash flows. To the Company's knowledge, there is no active market for the sale of these residual interests. The range of possible values attributable to the factors used in determining fair value is broad. Accordingly, the Company's estimate of fair value is subjective. The Company capitalized $14.5 million in residual interests certificates in 1999. Cash collections related to residual interests certificates totaled $18.0 million, $16.9 million, and $19.6 million for December 31, 2001, 2000 and 1999, respectively. During 1999, the Company recorded aggregate unrealized gains in the value of its residual interests of $0.9 million. These unrealized gains are included in loan origination and sale revenue. The Company did not consummate any securitizations during either 2001 or 2000, primarily as a result of the Bankruptcy Filing and the closure of its loan origination operations and therefore did not capitalize any residual interests certificates.

     The Company utilized the following key assumptions to value its residual interests certificates originated during 1999:

                                                             ------------------------------------------------------------
                                                                                        1999
                                                             ------------------------------------------------------------
                                                                  Fixed Rate            Adjustable
                                                                     Loans            Rate Loans (1)         Total
                                                             ------------------------------------------------------------
     Weighted average CPR....................................          29%                  39%                 34%
     Weighted average discount rate..........................          18%                  18%                 18%
     Weighted average annualized credit
        losses - in basis points.............................          50                   50                  50
     Weighted average life (in years)........................        2.90                 1.99                2.43


     The following table represents certain loan characteristics related to the Company's securitizations as of the years ended 2001 and 2000:

                                         -------------------------------------------- --------------------------------------------
                                                            2001                                         2000
                                         -------------------------------------------- --------------------------------------------
                                          Fixed Rate     Adjustable                    Fixed Rate     Adjustable
                                            Loans      Rate Loans (1)      Total         Loans      Rate Loans (1)      Total
                                         ------------- ---------------- ------------- ------------- ---------------- -------------
                                                   (Dollars in thousands)                       (Dollars in thousands)
Weighted average coupon..............           9.49%           9.90%          9.61%         9.49%          10.24%          9.73%
Number of loans......................          4,186           1,327          5,513         5,418           1,985          7,403
Total principal amount of loans......       $308,840        $126,920       $435,760      $419,816        $203,402       $623,218
Yield to bondholders.................           6.90%           2.36%          5.58%         6.89%           7.00%          6.93%
Net spread to residual holder (2)....           1.88%           6.70%          3.28%         1.90%           2.58%          2.12%
Current overcollateralization level..        $10,971         $14,811        $25,782       $12,834         $15,957        $28,791
Overcollateralization target.........        $11,026         $14,998        $26,024       $13,164         $17,580        $30,744
Principal amount of loans 30 days
   or more past due (3)..............        $13,817         $15,538        $29,355       $18,161         $18,675        $36,836
Net credit losses during the year....           $471            $631         $1,102          $202            $756           $958


(1) Loans which carry a fixed interest rate for the first two or three years of the loan contract and which adjust to a variable rate for the remaining life of the contract are classified as and included under "Adjustable Rate Loans"
(2)  Represents gross spread minus servicing, trustee and insurance fees
(3)  Including real estate owned

     MORTGAGE SERVICING RIGHTS - Upon the sale or securitization of servicing retained loans, the Company capitalized the costs associated with the right to service mortgage loans based on their relative fair values. The Company determined the fair value of the servicing rights based on the present value of estimated net future cash flows related to servicing income. Assumptions used to value mortgage servicing rights are consistent with those used to value residual interests. The value allocated to the mortgage servicing rights is amortized in proportion to and over the period of estimated net future servicing fee income. The Company did not consummate any securitizations during 2001 or 2000, and therefore did not capitalize any mortgage servicing rights.

     The Company capitalized $4.8 million of mortgage servicing rights for the year ended December 31, 1999. During the same period, related amortization of such mortgage servicing rights was $6.1 million. The Company periodically evaluated capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. This review is performed on a disaggregated basis based on loan type. Impairment, if it occurs, is recognized in a valuation allowance for each pool in the period of impairment. The estimated fair value of mortgage servicing rights was $8.7 million at December 31, 1999. The Company did not have a valuation allowance related to mortgage servicing rights at December 31, 1999.

     On July 14, 2000, the Company received authorization from the United States Bankruptcy Court for the sale of its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. In addition, the Company was reimbursed for servicing advances, totaling approximately $3.2 million. Proceeds from such sale are subject to certain holdback provisions. This transaction allowed the Company to enter into a "Consent Agreement" with the trustees and bond insurers, whereby the Company will be deemed to have satisfied the events of default under the Company's pooling and servicing agreements arguably triggered as a result of the Bankruptcy Filing, subject to monetary holdback provisions contained in such agreement. This transaction provided the Company with the ability to completely exit the business of loan servicing for others, except with respect to the Company's servicing of its wholly-owned loans of approximately $36.1 million as of December 31, 2001. The Company's sale of its servicing rights portfolio did not have a material adverse effect on the Company's financial condition since, at the time of sale, the Company provided an estimated reserve, which as of December 31, 2001 was $0.7 million against $3.8 million of restricted cash for certain holdback provisions. However, the Company's inability to recover these monetary holdbacks in connection with this transaction may have a material adverse effect on the Company's financial condition. In addition, the Company's source of future loan servicing revenues has significantly diminished as a result of this transaction.

     PROPERTY - In accordance with liquidation basis accounting, property is stated at net realizable value as of December 31, 2001 and December 31, 2000. For prior year periods, property is stated at cost and depreciated over the estimated useful lives of the assets using straight line or accelerated methods, while leasehold improvements are amortized on the straight-line method over the lesser of the useful lives of the assets or the terms of the related leases. Useful lives generally range from three to five years, other than buildings and related improvements, for which a useful life of ten years is used.

     REAL ESTATE OWNED ("REO") - As of December 31, 2001, the Company had a net REO balance of $31,000, which was accounted for using the net realizable value. At December 31, 2000, the Company did not have any REO property. As of December 31, 1999, the Company had a net REO balance of $149,000. At that time, real estate acquired through foreclosure was carried at fair value less costs to dispose. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Adjustments to the carrying value of REO were made through valuation allowances and charge-offs recognized through a charge to earnings. The balance of REOs at December 31, 1999 was included in the Company's property line item of the Consolidated Statements of Financial Condition.

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

     RESERVE FOR ESTIMATED LIQUIDATION COSTS - Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period. Therefore, the Company recorded and accrued an estimate of liquidation expenses to be incurred using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $13.0 million in estimated liquidation cost accrual as of December 31, 2001. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates.

     Management, along with its outside bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation. No assurance, however, can be given that the Company will be able to complete its reorganization/liquidation plan within the time expected.

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

     SECURITIZATION - Prior to the Bankruptcy Filing, the Company sold its loans through securitization and whole loan sales. Origination fees from loans pooled and securitized or sold in the secondary market were recognized when such loan pools were sold. The Company retained the right to service all loans it securitized. The Company received a management fee for servicing loans based on a fixed percentage of the declining principal balance of securitized loan pools and other ancillary and prepayment fees associated with the servicing of such loans. The Company has historically retained a residual interests in the securitization trusts. (See further discussion above under "Residual interests in Securities.")

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

     Among the more significant estimates used by management are assumptions as to (i) the value of residual interests and net realizable value of other assets,
(ii) reserve for estimated liquidation costs, and (iii) litigation accrual.

NOTE 3.  PROPERTY

     As of December 31, 2001 and December 31, 2000, the property of the Company consists of land, building, building improvements, office equipment, furniture and vehicles for an estimated net realizable value of approximately $4.7 million and $6.1 million, respectively.


NOTE 4.  SERVICING PORTFOLIO

     Trust and other custodial funds, relating to loans serviced for others, totaled $104,000, $60,000 and $19 million at December 31, 2001, 2000 and 1999, respectively. The significant decrease in such trust funds is related to the sale of the Company's servicing rights portfolio in July 2000. Such funds, which are maintained in separate bank accounts, are excluded from the Company's assets and liabilities.

     Total loans serviced amounted to $36 million, $62 million and $892 million at December 31, 2001, 2000 and 1999, respectively.

     In prior years, approximately 96% of the servicing portfolio related to loans serviced on behalf of the trust, with the remaining 4% relating to loans serviced on behalf of private lenders or loans held for sale. As of December 31, 2001 and 2000, the Company was only servicing loans held for sale. At December 31, 1999, loans serviced related to property located in California comprised approximately 44% of the total serviced loan portfolio, while no other state comprised more than 12%. At December 31, 2000, loans serviced related to property located in California comprised approximately 43% of the total serviced loan portfolio, while no other state comprised more than 15%. At December 31, 2001, loans serviced related to property located in California comprised approximately 45% of the total serviced loan portfolio, while no other state comprised more than 13%. Total delinquencies greater than 30 days as a percentage of the total servicing portfolio were 8.57%, 5.1% and 3.5% at December 31, 2001, 2000 and 1999, respectively.


NOTE 5.  WAREHOUSE FINANCING FACILITY

     The Company has one warehouse financing facility as of December 31, 2001. This $150 million warehouse financing facility is secured by loans originated or purchased by the Company, bears interest at a rate ranging between 1.25% to 1.75% over one month United States dollar denominated London Interbank Offered Rate ("LIBOR"), and under normal business conditions would have expired in December 2000. Due to the Bankruptcy Filing, however, the lender is required to maintain the financing for the Company until a reorganization/liquidation plan has been approved by the Bankruptcy Court. The Company's outstanding balance on this warehouse financing facility was approximately $25.8 million as of December 31, 2001. The Company expects to repay its warehouse lender once it liquidates the underlying mortgages collateralizing the loan. As partial consideration for obtaining its $150 million warehouse financing facility, the Company granted the warehouse lender stock warrants during both 1998 and 1999. The stock warrants granted in 1998 provide the lender the option to purchase 1% of the Company's then outstanding common stock, with an effective date of January 15, 2001. The original effective date of the 1998 warrants was amended in 1999 from February 15, 1999 to January 15, 2001. These warrants have a 10-year exercise period and were granted at an exercise price of $3 5/16. The warehouse lender subsequently released all rights, titles and interest that it had with respect to the 1998 warrants, and released the Company from any obligation thereunder. The stock warrants granted in 1999 provide the warehouse lender the option to purchase 4.9% of the Company's then outstanding common stock, with an effective date of January 15, 2000. These warrants have a 10-year exercise period and were granted at an exercise price of $2.00. The warehouse lender has not exercised its call option under any of the above described stock warrant arrangements. The Company has accounted for these warrants by recording the fair value of the warrants to debt issuance costs and additional paid in capital. Debt issuance costs were amortized over 12 months. The facility contains certain affirmative and negative covenants with respect to which the Bankruptcy Filing may have triggered an event of default. The Company contends that it is not in default pursuant to, among other things, 11 USC ss. 365 (b)(2). Notwithstanding the pendency of the bankruptcy case, the warehouse lender may be able to exercise its remedies under the agreement and require the Company to either repay the entire balance outstanding on the warehouse financing facility or force the Company to transfer ownership of the underlying loans held for sale, which are collateralizing the loan.

     The following table presents data on the lines of credit for the years ended December 31:

                                                                                    2001           2000           1999
                                                                                -------------  -------------  -------------
                                                                                          (Dollars in thousands)

        Weighted average interest rate for the period...........................       5.36%          7.66%          7.40%
        Weighted average interest rate at the end of the period.................       3.39%          8.07%          7.72%
        Average amount outstanding for the period...............................    $ 38,428       $ 58,817      $  72,085
        Maximum amount outstanding at any month-end.............................    $ 54,077       $ 76,437      $ 145,772


NOTE 6.  OTHER BORROWINGS AND NOTES PAYABLE

     As of December 31, 1999, the Company's notes payable balance consisted of two notes. The first note, which as of December 31, 2001, 2000 and 1999 had a balance of $3.4 million, $3.5 million and $3.6 million, respectively, bears a fixed interest rate of 6.9%, relates to the financing of the Company's telemarketing facility. This note matures on March 1, 2009, at which time a balloon payment of $2.5 million is due. The second note, which as of December 31, 2001, 2000 and 1999 had a balance of $1.0 million for all three years and bears a fixed interest rate of 8.5%, relates to the acquisition of Coast during 1999. This note is due in three equal annual installments beginning in 2000. However, as a result of the Bankruptcy Filing, the Company has not made any of the installment payments. During 2001, the note was reclassified to the reserve for estimated pre-petition costs.


NOTE 7.  EMPLOYEE BENEFIT PLAN

     The Company had a 401(k) defined contribution plan, which was established in 1994, available to all employees who have been with the Company for six months and have reached the age of 18. Employees may generally contribute up to 15% of their salary each year and the Company, at its discretion, may match up to 25% of the first 7% contributed by the employee. The Company's contribution expense was $0.00, $94,000 and $211,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Due to the Bankruptcy Filing and the Company's intent to liquidate, the Company terminated this plan in July 2000.


NOTE 8.  INCOME TAXES

     The reconciliation of income tax computed at the Federal statutory tax rate to the Company's effective income tax rate is as follows for the year ended December 31, 2001, for the three months ended March 31, 2000 and nine months ended December 31, 2000, and for the year ended December 31, 1999:

                                                                         FOR THE PERIOD      OR THE PERIOD
                                                                        FROM APRIL 1 TO     FROM JANUARY 1
                                                                          DECEMBER 31,      FTO MARCH 31,
                                                        2001                  2000               2000            1999
                                                  ------------------   -------------------  ---------------- --------------
Tax at Federal statutory rate...................           35.0 %                35.0 %             35.0%          35.0%
State income taxes, net of Federal benefit......           5.58                   0.3                 --            4.3
Other...........................................           4.06                    --                 --            0.7
Valuation allowance.............................         (44.72)               (132.3)                --             --
                                                  ------------------   -------------------  ---------------- --------------
Effective rate..................................          (0.08)%               (97.0)%             35.0%          40.0%
                                                  ==================   ===================  ================ ==============

     The components of the provision for income taxes are as follows for the year ended December 31, 2001, for the three months ended March 31, 2000 and nine months ended December 31, 2000, and for the year ended December 31, 1999:

                                                                         FOR THE PERIOD     FOR THE PERIOD
                                                                        FROM APRIL 1 TO     FROM JANUARY 1
                                                                          DECEMBER 31,       TO MARCH 31,
                                                        2001                  2000               2000            1999
                                                  ------------------   -------------------  ---------------- --------------
                                                                           (Dollars in thousands)
Current:
   Federal......................................         $    7              $ (2,120)            $   --        $ 8,054
   State........................................              2                    (8)                --          2,243
                                                  ------------------   -------------------  ---------------- --------------
Total current...................................              9                (2,128)                --         10,297
                                                  ------------------   -------------------  ---------------- --------------

Deferred:
   Federal......................................             --                 8,006             (7,816)        (7,939)
   State........................................             --                  (140)                --         (1,820)
   Foreign......................................             --                    --                 --          2,012
                                                  ------------------   -------------------  ---------------- --------------
Total deferred..................................             --                 7,866             (7,816)        (7,747)
                                                  ------------------   -------------------  ---------------- --------------

Total...........................................         $    9               $ 5,738           $ (7,816)       $ 2,550
                                                  ==================   ===================  ================ ==============


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

                                                            2001            2000
                                                       --------------- ---------------
                                                           (Dollars in thousands)
        Deferred tax assets:
            Residual interests........................      $  3,486       $  2,156
            State taxes...............................            --              1
            Legal expenses............................         1,282          1,282
            Reserve for liquidation expense...........         9,969          4,730
            Reserve for bad debts.....................            --          1,702
            Other.....................................           791            812
                                                       --------------- ---------------
        Total.........................................      $ 15,528       $ 10,683
                                                       =============== ===============

        Deferred tax liabilities:
            Mark to market on loans receivable........       $   957         $  957
            Other ....................................           563            715
                                                       --------------- ---------------
        Total.........................................      $  1,520        $ 1,672
                                                       =============== ===============

        Net deferred taxes prior to allowance.........      $ 14,008        $ 9,011
        Allowance for deferred taxes..................       (14,008)        (9,011)
                                                       --------------- ---------------
        Net deferred taxes............................       $    --         $   --
                                                       =============== ===============

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

NOTE 9.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF RISK

     At December 31, 2001, the Company only retains a lease on approximately 4,000 square feet at its main headquarters at 17305 Von Karman Avenue, Irvine, California. This lease expired in January 2002, and has been extended on a month-to-month basis. All other leases have either expired, have been repudiated, or have been settled.

     In addition, due to prior years' transactions, the Company, in the ordinary course of business, has liability under representations and warranties made to purchasers and insurers of mortgage loans. Under certain circumstances, the Company may become liable for the unpaid principal and interest on defaulted loans or other loans, if there has been a breach of representations or warranties.


     LEGAL PROCEEDINGS

     In June 2001, the Attorney General of the State of California filed an action on behalf of the State in the Los Angeles County Superior Court against the Company, one of its subsidiaries, the Chairman and Chief Executive Officer, and a former Vice President. The suit alleges violations of the California unfair business practices statute and certain federal laws. The Attorney General seeks restitution, damages, civil penalties, attorneys' fees and costs. This action was subsequently dismissed, and re-filed in the United States District Court with the FTC litigation (see below). This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In October 2000, the Federal Trade Commission filed an action against the Company in the United States District Court for the Central District of California. The action alleges that the Company failed to substantiate advertising claims regarding cost savings to consumers of debt consolidation loans, misrepresented the terms of the loans to consumers, and violated Regulation Z regarding a consumer booklet. The action seeks injunctive relief and rescission or restitution on behalf of certain borrowers. The Bankruptcy Court enjoined prosecution of this action, but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the FTC claim. That action is now proceeding in the District Court, and the Court set a trial date in April 2002. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In July 2000, the Florida Attorney General commenced an action in Broward County Circuit Court seeking injunctive relief, civil penalties, restitution, rescission and damages, and named a number of current and former officers, directors, and employees of the Company. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the states' claims. Florida subsequently re-filed the action in the United States District Court with the FTC litigation (see above). This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In May 2000, Jacqueline Bowser and Irene Huston filed a class action lawsuit against the Company. The complaint seeks rescission based upon fraud and violation of the Truth-in-Lending Act and Home Ownership and Equity Protection Act. The complaint was filed as an adversary proceeding in the Company's consolidated bankruptcy case. In June 2000, Vincent Aiello and other borrowers filed a similar action in the Bankruptcy Court. On February 15, 2001, the Bankruptcy Court denied a motion for class certification in these actions and sustained the Company's objections to the class proofs of claim filed. An appeal of that order was filed, and the District Court reversed the holdings of the Bankruptcy Court, and certified a class action. The Company is appealing this ruling to the Ninth U.S. Circuit Court of Appeal. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In December 1998, the Attorney General of the State of Illinois filed an action on behalf of the State against the Company in the Cook County Circuit Court. The suit alleges violations of the Illinois Consumer Fraud Act, Deceptive Trade Practices Act and Illinois Interest Act. The Attorney General seeks injunctive relief, restitution, civil penalties, rescission, revocation of business licenses, attorneys' fees and costs. The Company's motion to dismiss the complaint was granted as to three of the four claims. The Company and the State were discussing settlement prior to the Bankruptcy Filing. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of Illinois. An appeal filed by Illinois of the dismissal of most of its action is proceeding in the Illinois state courts. Illinois subsequently re-filed the action in the United States District Court with the FTC litigation (see above). This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In December 1998, the American Association of Retired Persons ("AARP") filed an action against the Company and Brian Chisick, Chairman and Chief Executive Officer of the Company, and his wife, Sarah, in the Superior Court of California, in the County of Santa Clara. The suit alleges unfair, unlawful, fraudulent and deceptive business practices and conspiracy. The AARP is seeking injunctive relief, restitution, revocation of licenses, attorneys' fees and costs. The case was in the discovery stage, and the parties were discussing settlement prior to the Bankruptcy Filing. On March 16, 2001, the Bankruptcy Court sustained the Company's objections to the proofs of claim filed by AARP in their entirety. An appeal of that order was filed, and the District Court reversed the holdings of the Bankruptcy Court. The Company is appealing the ruling to the Ninth U.S. Circuit Court of Appeal. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

     In October 1998, the Attorney General of Massachusetts filed an action on behalf of the Commonwealth against the Company in the Superior Court of Massachusetts, in the County of Suffolk, alleging unfair and deceptive business practices and seeking an injunction against the Company from charging rates, points and other terms which significantly deviate from industry-wide standards or which are otherwise unconscionable or unlawful. The remedies sought by the Attorney General include injunctive relief; restitution for all consumers; civil penalties; and the costs of investigating and prosecuting the action, including attorneys' fees. A preliminary injunction was granted, limiting the points the Company can charge to a total of five. In addition, the Company must advise the Attorney General before any foreclosure actions are filed in the Commonwealth. The Company filed a motion to vacate the injunction, which was denied without prejudice. The case was in the discovery stage prior to the Company's Bankruptcy Filing. The Bankruptcy Court enjoined prosecution of this action but the U.S. District Court reversed the injunction, and withdrew the reference to the Bankruptcy Court of the Commonwealth's claim. A motion for summary judgment was filed by the Commonwealth of Massachusetts in State Court, which the Company opposed, and the Court denied. This action is one of the subjects of the proposed Settlement (see "Proposed Settlement").

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

     In April 2001, the United States District Court granted motions of the FTC, the States of Arizona, California, Florida, Illinois, Massachusetts and New York, and the Official Borrowers' Committee (on behalf of the approximately 2,000 borrowers who filed proofs of claim in the Bankruptcy), to withdraw the reference to the Bankruptcy Court of the consideration of their claims. These claims will now be determined in the District Court, though some litigation may take place in the courts of the various states. On October 15, 2001, the District Court found that it had jurisdiction over all of the third parties related to these actions, and indicated that the actions should proceed on a coordinated basis in the District Court. These actions are among the subjects of the proposed Settlement (see "Proposed Settlement").

     Shortly after the Chapter 11 filing, the Company obtained an Order from the Bankruptcy Court staying certain pending actions as to current and former officers, directors and employees of the Company. That Order has been extended several times, most recently on July 2, 2001. The Company has not sought another extension of that Order, which has now expired.

     The Company is also a party to various legal proceedings arising out of the ordinary course of its business including a number of lawsuits alleging misleading lending practices, some of which were filed either as class actions or under private attorney general statutes. These claims are dealt with in the proposed Settlement (see "Proposed Settlement").

     As a result of the Chapter 11 filing, most of these actions against the Company have been stayed pursuant to 11 USC ss.362(a). Various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. These claims are dealt with in the proposed Settlement (see "Proposed Settlement").

     PROPOSED SETTLEMENT

     On March 6, 2002, the Company and its subsidiaries, and the Federal Trade Commission ("FTC"), the Attorneys General of Arizona, California, Florida, Illinois, and Massachusetts, the New York State Banking Department, and the various Plaintiffs in the borrower related litigation reached a Proposed Settlement ("Settlement") of all of the outstanding litigation. The terms of the Settlement are summarized below. The actual settlement documents are posted on the website of the FTC, and can be found at WWW.FTC.GOV/OPA/2002/03/FAMCO.HTM. The Settlement is conditioned on a number of events, including, without limitation, various approvals and Court orders. The Commissioners of the FTC approved the terms of the Settlement on March 15, 2002.

     In brief, the Settlement provides for a "Redress Fund" to be established under the control of the FTC. The FTC would then administer a claims process for the payment of borrower claims.

     The Redress Fund is to be comprised of the assets of the Company, less necessary amounts to pay: (1) present and future anticipated administrative expenses, (2) general unsecured creditors, in a percentage of their claims to be determined as part of the process of confirming a Bankruptcy Plan, and (3) present and future anticipated Professional and Employee claims. Brian and Sarah Chisick have agreed to contribute the sum of $20 million to the Company to be part of the Redress Fund. Brian and Sarah Chisick have also agreed to purchase the Company's Residual Interests for the amount of $25.1 million, the value of the residual interests on the Company's books as of December 31, 2001. Brian and Sarah Chisick have further agreed to be enjoined from engaging in any residential loan origination business, and have agreed to other restrictions.

     Certain insurers for the Company and others with whom it did business are contributing additional sums to the Redress Fund, and the terms of the Settlement shall be the basis for a liquidating Chapter 11 Plan ("Amended Plan") and a Court approved settlement of the FTC, State, and various borrower class actions.

     As to the Company's shareholders, the Settlement proposes, in pertinent part, that the Company would cancel all issued and outstanding shares of the Company's common stock ("FACO Shares"). After the effective date of the Settlement, a payment would be made from the Redress Fund to those persons who held FACO Shares on the effective date. FACO shareholders would be paid the lesser of $1.50 per share or the shareholder's purchase basis of such shares prior to cancellation, provided that the total amount of such payments to all shareholders does not exceed $3,250,000.00. Any FACO shares traded after February 25, 2002, would be presumed to have a purchase basis not to exceed $.09. If the total amount of such payments would exceed $3.25 million, the payment to each former shareholder of the Company would be reduced on an equal proportionate basis until the total payments do not exceed $3.25 million. Certain shareholders, including Brian and Sarah Chisick, would waive any payment for FACO shares they hold.

     The effectiveness of the Settlement is conditioned on the approval of the United States District Court for the Central District of California, and others, of the Settlement, the Amended Plan, and other matters. In addition, there can be no assurance that the Settlement or Amended Plan will be approved at all, or in the proposed form.


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

     There is no assurance that the Company will generate enough cash flow from its remaining servicing business, residual interests, investments, and proceeds from asset sales to fund its existing operations or repay its debt obligations. Management, along with its outside bankruptcy counsel, has estimated that the overall reorganization/liquidation plan will take approximately 12 months from December 31, 2001, subject to change depending on the outcome of certain litigation. Management believes, however, that the Company's cash position is adequate to fund its business operation for the next twelve months.

     In addition to cash flow from its remaining servicing business, interest on loans and investments, and proceeds from liquidation of assets, the Company derives a significant amount of cash flow from distribution of its residual interests. Among other factors, the amount of residual interests distribution may be affected by loan prepayments, delinquencies or losses. In the event of an increase in loan prepayments, delinquencies or losses, the Company's distribution from residual interests may be adversely affected. In addition, the outcome of pending litigation against the Company may also threaten to reduce or eliminate the level of residual interests distribution. Therefore, there can be no assurance that the Company will continue to receive the same level of cash flow from residual interests as it has in the past.

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

     In July 2000, the Company sold its approximately $714 million servicing rights portfolio and agreed to a price of $7.9 million. Proceeds from such sale are subject to certain holdback provisions totaling approximately $3.8 million at December 31, 2001 and $4.4 million as of December 31, 2000, and which is classified as "Restricted Cash" on the Company's Consolidated Statement of Net Assets Available for Liquidation. The Company's ability to recover such holdback is partially contingent on the outcome of the Company's plan of reorganization/liquidation and claims asserted in connection therewith and thus there can be no assurance that the Company will be able to recover the remaining balance of "Restricted Cash."

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


NOTE 10.  STOCKHOLDERS' EQUITY

     The Company's shares of Class A and Class B Common Stock are identical, except with respect to voting rights and the right to convert Class B Common Stock to Class A Common Stock. Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to four votes for each share held of record. Each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the Class B stockholder. In July of 1998, the majority stockholders of FACO converted all of their Class B Common Stock into Class A Common Stock. As of December 31, 2001, the Company did not have any Class B Common Stock outstanding.

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

     The following is a summary of changes in the stock incentive plan during the years ended December 31:

                                        2001                               2000                              1999
                             ----------------------------     -------------------------------    ------------------------------
                                              WEIGHTED                           WEIGHTED                           WEIGHTED
                                               AVERAGE                            AVERAGE                           AVERAGE
                               NUMBER         EXERCISE           NUMBER          EXERCISE           NUMBER          EXERCISE
                              OF SHARES         PRICE          OF SHARES           PRICE          OF SHARES          PRICE
                             ------------    ------------     -------------    --------------    -------------    -------------
Beginning of period              976,279       $ 5.58            1,997,321        $  6.04           1,011,417        $ 10.65
Grants                               ---          ---              127,105           2.40           1,298,877           3.26
Exercises                            ---          ---                  ---            ---                 ---            ---
Cancellations                   (365,557)        4.45           (1,148,147)          6.03            (312,973)          9.38
                             ------------    ------------     -------------    --------------    -------------    -------------
End of period                    610,722       $ 6.24              976,279        $  5.58           1,997,321        $  6.04
                             ============    ============     =============    ==============    =============    =============
Options Exercisable......        477,717       $ 7.12              517,494        $  6.92             633,741        $  8.76
                             ============    ============     =============    ==============    =============    =============

     Summary information related to stock options outstanding as of December 31, 2001 is as follows:

                                      OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
 ACTUAL RANGE        ----------------------------------------------------------------   --------------------------------------
  OF EXERCISE            NUMBER           WEIGHTED-AVERAGE                                  NUMBER
 PRICES - 150%        OUTSTANDING            REMAINING            WEIGHTED-AVERAGE        EXERCISABLE       WEIGHTED-AVERAGE
   INCREMENT          AT 12/31/01         CONTRACTUAL LIFE         EXERCISE PRICE         AT 12/31/01        EXERCISE PRICE
-----------------    ---------------    ---------------------   ---------------------   ----------------   -------------------
    $1.66 - 1.66           10,000               8.2                     $ 1.66                 5,000              $ 1.66
    $2.50 - 3.63          345,582               7.1                       3.19               232,534                3.29
    $4.44 - 4.44           58,818               6.9                       4.44                44,111                4.44
    $7.38 - 7.38            1,000               6.7                       7.39                   750                7.38
   $11.33 -15.50          195,322               5.4                      12.42               195,322               12.42
-----------------    ---------------    ---------------------   ---------------------   ----------------   -------------------
    $1.66 -15.50          610,722               6.5                     $ 6.24               477,717              $ 7.12
=================    ===============    =====================   =====================   ================   ===================

     The Company accounts for its stock incentive plan based on the intrinsic value of a grant as of the date of the grant in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized in 2001, 2000 or 1999 for options granted under the Company's stock incentive plan. The Company believes the computation of compensation expense based on the fair value method of accounting would have no material effect on the Company's 2001 financial statements. Had compensation expense been recognized in accordance with the fair value provisions of SFAS No. 123, for the prior years, pro forma net income would have been $2.5 million in 1999, and net income per diluted share would have been $0.14 in 1999. The fair value of each option grant, a weighted average of $2.16 for options granted in 1999 was estimated as of the date of grant using the Black-Scholes option pricing model. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur.

     The weighted average assumptions used for the 1999 grants are as follows:

                                                            1999
                                                     --------------------
     Dividend yield..............................            None
     Expected volatility.........................              78%
     Risk-free interest rate.....................            5.48%
     Expected lives..............................          5 years

     In April 1997, the Board of Directors approved a share repurchase program under which the Company is authorized to purchase up to 1.5 million shares of its Common Stock. In January 1998 and July 1998, the Board of Directors authorized the purchase of an additional 2.0 million shares and 4.0 million shares, respectively. The Company repurchased approximately 84,500 shares during the first quarter of 2000 at an average price of $2.93 per share. Of the 7.5 million shares authorized, as of December 31, 2001, 2000 and 1999, the Company had repurchased approximately 4.3 million shares, 4.3 million shares and 4.2 million shares of Common Stock, respectively.

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

NOTE 11.  NET INCOME PER SHARE

     A reconciliation of the numerator and denominator used in basic and diluted net income per share are as follows for the years ended December 31:

                                                                         PERIOD ENDED
                                                                        MARCH 31, 2000           1999
                                                                     ---------------------  ----------------
                                                                             (Dollars in thousands,
                                                                             except per share data)
        Net income (loss) (dollars in thousands):..................         $  (14,515)          $  3,828
                                                                     =====================  ================

        Weighted average number of common shares:
            Basic..................................................         17,904,223         18,110,214
            Effect of dilutive securities - stock options..........                 --             13,988
                                                                     ---------------------  ----------------
            Diluted................................................         17,904,223         18,124,202
                                                                     =====================  ================

        Net income (loss) per share:
            Basic..................................................         $    (0.81)          $   0.21
            Effect of dilutive securities - stock options..........                 --                 --
                                                                     ---------------------  ----------------
            Diluted................................................         $    (0.81)          $   0.21
                                                                     =====================  ================


NOTE 12.  RELATED-PARTY TRANSACTIONS

     For the three years ended December 31, 2001, the Company entered into transactions with the following related parties: the majority stockholder of the Company, entities in which the majority stockholder of the Company has a controlling interest and companies owned by family members of the majority stockholder of the Company. The following amounts represent related-party transactions for the years ended December 31:

                                                                                       2001          2000          1999
                                                                                   ------------- ------------- -------------
                                                                                            (Dollars in thousands)
        Acquisition of a related company:
            Coast Security Mortgage Company, Inc..................................      $  --                     $4,000
        Loans purchased from related parties:
            Loans purchased.......................................................         --                      7,082
            Premiums paid ........................................................         --                        140
        Payments to related parties:
            Rent payments.........................................................      $  22         $ 569          506


     The following amounts represent related-party balances as of December 31:

                                                                                           2001         2000         1999
                                                                                         ---------    ---------     --------
                                                                                               (Dollars in thousands)
        Loans serviced for related parties............................................         --           --        2,209
        Notes payable due to former shareholders of Coast Security Mortgage, Inc......      $  --       $1,000       $1,000
        Accrued interest due to former shareholders of Coast Security Mortgage, Inc...         --          127           42


NOTE 13.  FINANCIAL INSTRUMENTS

     When the Company securitized loans, it hedged its interest rate risk related to its loans held for sale and origination commitments by selling short or selling forward United States Treasury Securities. For accounting purposes, selling short United States Treasury Securities is not considered to be a hedge. Therefore, when selling short United States Treasury Securities, the Company has recognized realized and unrealized gains and losses on hedging activities in the period in which they occur. The Company classifies forward sales of United States Treasury Securities as hedges of specific loans held for sale or commitments to fund loans held for sale. The gains and losses derived from these transactions are deferred and included in the carrying amounts of loans held for sale and are recognized in earnings upon the sale of loans hedged. Net gains and (losses) recognized on hedging activities were ($574,000) and $961,000 for the years ended December 31, 2000 and 1999, respectively. The notional amount of forward sales of United States Treasury Securities at December 31, 2000 was $18.0 million, with a related unrealized loss of approximately $311,000. There was no hedging activity in 2001.

     The following disclosures of the estimated fair value of financial instruments for the years ended December 31, 2001, 2000 and 1999 are made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments." The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                               -------------------------- -------------------------- --------------------------
                                                         2001                       2000                       1999
                                               -------------------------- -------------------------- --------------------------
                                                CARRYING     ESTIMATED     CARRYING     ESTIMATED     CARRYING     ESTIMATED
                                                 AMOUNT      FAIR VALUE     AMOUNT      FAIR VALUE     AMOUNT      FAIR VALUE
                                               ------------ ------------- ------------ ------------- ------------ -------------
                                                                           (Dollars in thousands)
Assets:
    Cash and cash equivalents.............        $ 35,290      $ 35,290     $ 21,147      $ 21,147      $15,086      $ 15,086
    Restricted cash.......................           3,346         3,346        7,118         7,118        2,648         2,648
    Loans held for sale...................          33,030        33,030       56,904        56,904       19,782        21,606
    Loans receivable held for investment..              --            --           --            --        1,521         1,521
    Residual interests....................          25,102        25,102       37,626        37,626       48,222        48,222
Liabilities:
    Warehouse financing facilities........          25,752        25,752       51,486        51,486       14,122        14,122
    Notes payable ........................           3,431         3,431        4,532         4,532        4,626         4,626


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

     The fair value estimates presented herein are based on pertinent information available to management as of each year end. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

     The Company is exposed to on-balance sheet credit risk to its loans receivable and residual interests. Additionally, at December 31, 1999, the Company had outstanding commitments to extend credit in the amount of $36 million. The Company ceased commitment to extend credit in conjunction with the Bankruptcy Filing.

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

     GEOGRAPHIC AREA - During 1999, the Company operated in two geographical areas consisting of the United States and the United Kingdom. There were no significant transfers between geographical areas during such periods.

     The following table represents revenue and income before income tax provisions for the years ended December 31:

                                                        -------------------
                                                               1999
                                                        -------------------
                                                      (Dollars in thousands)
        Revenue:
             United States.............................           $ 64,822
             United Kingdom............................              5,117
                                                        -------------------
                 Total.................................           $ 69,939
                                                        ===================

        Income (loss) before income tax provision:
             United States.............................           $  4,855
             United Kingdom............................              1,523
                                                        -------------------
                 Total.................................           $  6,378
                                                        ===================

     The following table represents identifiable assets of the Company as of December 31:

                                                         ----------------
                                                              1999
                                                         ----------------
                                                           (Dollars in
                                                           thousands)
        Identifiable assets:
             United States...............................     $ 112,154
             United Kingdom (1)..........................
                                                         ----------------
                 Total...................................     $ 112,154
                                                         ================
-----------------
     (1) The Company discontinued its United Kingdom origination operation in 1998. In 1999, the Company sold its portfolio of United Kingdom loans, and has completely exited the United Kingdom loan origination operation as of December 31, 1999.


NOTE 15.  SELECTED QUARTERLY FINANCIAL DATA

                                                                       FIRST         SECOND        THIRD         FOURTH
        (Dollars in thousands except per share amounts)             QUARTER (1)   QUARTER (2)   QUARTER (2)   QUARTER (2)
        -------------------------------------------------------------------------------------------------------------------
        2000
             Total revenue.........................................    $  5,602            --            --            --
             Loss before income tax provision......................     (22,331)           --            --            --
             Net loss..............................................     (14,515)           --            --            --
             Comprehensive loss....................................     (14,515)           --            --            --
             Basic net loss per share..............................       (0.81)           --            --            --
             Diluted net loss per share............................       (0.81)           --            --            --

        1999
             Total revenue.........................................    $ 19,617      $ 16,455      $ 18,553      $ 15,314
             Income before income tax provision....................       3,399           972         2,441          (434)
             Net income............................................       2,039           583         1,465          (259)
             Comprehensive income..................................       1,167           195         3,480          (336)
             Basic net income per share............................        0.11          0.03          0.08         (0.01)
             Diluted net income per share..........................        0.11          0.03          0.08         (0.01)


     (1)  Unaudited
     (2) With the adoption of liquidation basis accounting effective April 1, 2000, the selected quarterly financial data is no longer applicable.

                                     PART IV


ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

(a)  1.  Independent Auditors' Report                                        F-1
        Financial Statements:
            Consolidated Statement of Net Assets Available for Liquidation
                 as of December 31, 2001.................................... F-2
            Consolidated Statement of Net Assets Available for Liquidation
                 as of December 31, 2000.................................... F-3
            Consolidated Statement of Financial Condition
                 as of March 31, 2000....................................... F-4
            Consolidated Statement of Change in Net Assets
                 for the year ended December 31, 2001....................... F-5
            Consolidated Statement of Change in Net Assets
                 for the period of April 1, 2000 through December 31, 2000.. F-6
            Consolidated Statement of Operations
                 for the three month period ended March 31, 2000............ F-7
            Consolidated Statement of Operations
                 for the year ended December 31, 1999....................... F-8
            Consolidated Statement of Comprehensive Loss
                 for the three month period ended March 31, 2000............ F-9
            Consolidated Statement of Comprehensive Income
                 for the year ended December 31, 1999.......................F-10
            Consolidated Statement of Stockholders' Equity
                 for the three months ended March 31, 2000..................F-11
            Consolidated Statement of Stockholders' Equity
                 for the year ended December 31, 1999.......................F-12
            Consolidated Statement of Cash Flows
                 for the three months ended March 31, 2000..................F-13
            Consolidated Statement of Cash Flows
                 for the year ended December 31, 1999.......................F-15
            Notes to Consolidated Financial Statements .....................F-17
      2.  Financial Statement Schedules:
            None Required
      3.  Exhibits

EXHIBIT
    NO.                               DESCRIPTION OF EXHIBIT
    ---                               ----------------------

3.1 Amended Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Commission File No. 333-3633)
4.1.1 Form of Incentive Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)
4.1.2 Form of Non-qualified Stock Option Agreement for use with 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 4.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 0-28706)

EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
    ---                           ----------------------

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

EXHIBIT
    NO.                           DESCRIPTION OF EXHIBIT
    ---                           ----------------------

10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
10.21 Servicing Rights Purchase Agreement dated July 1, 2000 between Ocwen Federal Bank FSB and the Company (Incorporated by reference to Exhibit
        10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Commission File No. 0-28706)
10.22 Consent Agreement dated July 14, 2000 between Wells Fargo Bank, Minnesota, National Association, The Chase Manhattan Bank, The Bank of New York, MBIA Insurance Corporation, Ocwen Federal Bank FSB, and the Company (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Commission File No. 0-28706)
21      Subsidiaries of the Registrant *
----------------
* Filed herewith

       (a) Reports on Form 8-K:
           (1) A current report on Form 8-K was filed on April 18, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its March Monthly Operating Reports as required to be filed with the
                 Bankruptcy Court and Office of the United States Trustee.
           (2)   A current report on Form 8-K was filed on May 16, 2001 by First
                 Alliance Corporation. Under Item 5. "Other Events," First
                 Alliance Corporation reported that it had filed its April Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (3) A current report on Form 8-K was filed on June 19, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its May Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (4) A current report on Form 8-K was filed on July 16, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its June Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (5) A current report on From 8-K was filed on July 18, 2001 by First Alliance Corporation. Under Item 5, "Other Events,"
                 First Alliance Corporation reported that it had filed a Debtor's Joint and Consolidated Plan of Reorganization in U.S. Bankruptcy Court.
           (6) A current report on Form 8-K was filed on August 15, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its July Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (7) A current report on Form 8-K was filed on September 19, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its August Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (8) A current report on Form 8-K was filed on October 10, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its September Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (9) A current report on Form 8-K was filed on November 15, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its October Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (10) A current report on Form 8-K was filed on December 14, 2001 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its November Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

           (11) A current report on Form 8-K was filed on January 14, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its December Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (12) A current report on Form 8-K was filed on February 15, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its January Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (13) A current report on Form 8-K was filed on March 20, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its February Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (14) A current report on Form 8-K was filed on March 25, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had reached a proposed settlement of claims and would file an Amended Debtor's Joint and Consolidated Plan of Reorganization in the United States Bankruptcy Court, Santa Ana, for the Central District of California.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     April 16, 2002
        -------------------
                                                     FIRST ALLIANCE CORPORATION

                                                     By:    /S/ BRIAN CHISICK
                                                         -----------------------
                                                              Brian Chisick
                                                              Chairman and
                                                         Chief Executive Officer

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


        SIGNATURE                               TITLE                                    DATE
        ---------                               -----                                    ----


    /S/ BRIAN CHISICK        Chairman and Chief Executive Officer, Director        April 16, 2002
-------------------------    PRINCIPAL EXECUTIVE OFFICER
      Brian Chisick


    /S/ JOEL BLITZMAN        Vice President and Controller                         April 16, 2002
-------------------------    PRINCIPAL ACCOUNTING OFFICER
      Joel Blitzman


   /S/ MERRILL BUTLER        Director                                              April 16, 2002
-------------------------
     Merrill Butler


    /S/ THOMAS TARTER        Director                                              April 16, 2002
-------------------------
      Thomas Tarter
