Form 10-Q
period 2002-03-31
FIRST ALLIANCE CORP /DE/
filed 2002-05-15
CIK 1029321

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

                  For the quarterly period ended March 31, 2002

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

                                 (949) 224-8500
                         ------------------------------
                         (Registrant's telephone number
                              including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes     No  X
                               ---    ---

         As of March 31, 2002, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock (the "Common Stock.").

================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Consolidated Statements of Net Assets Available for Liquidation
         (Unaudited) as of March 31, 2002 and December 31, 2001..............  1

         Consolidated Statement of Change in Net Assets (Unaudited) as of
         March 31, 2002 and 2001.............................................  2

         Notes to Consolidated Financial Statements (Unaudited)..............  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A")...................................... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 16


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 17

Item 2.  Changes in Securities............................................... 19

Item 3.  Defaults Upon Senior Securities..................................... 19

Item 4.  Submission of Matters to a Vote of Security Holders................. 19

Item 5.  Other Information................................................... 20

Item 6.  Exhibits and Reports on Form 8-K
             a.   Exhibits................................................... 20
                  Reports on Form 8-K........................................ 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                     FIRST ALLIANCE CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION

                                       (DOLLARS IN THOUSANDS)

                                                                               MARCH 31,   DECEMBER 31,
                                                                                 2002          2001
                                                                              -----------  -----------
                                                                              (UNAUDITED)      (1)
ASSETS
     Cash and cash equivalents ............................................   $   33,466   $   35,290
     Restricted cash ......................................................        3,304        3,346
     Loans receivable .....................................................       26,882       33,030
     Residual interests in securities - at estimated net realizable value..       21,094       25,102
     Property, net ........................................................        4,739        4,739
     Prepaid expenses and other assets ....................................          827        1,084
                                                                              -----------  -----------
        Total assets ......................................................       90,312      102,591
                                                                              -----------  -----------

LIABILITIES
     Warehouse financing facilities .......................................       18,867       25,752
     Reserve for estimated costs during the period of liquidation .........        7,335       12,964
     Accrued contingent liabilities .......................................        3,204        3,204
     Accounts payable and accrued liabilities .............................       12,372       13,634
     Income taxes payable .................................................          689          609
     Notes payable ........................................................        3,404        3,431
                                                                              -----------  -----------
        Total liabilities .................................................       45,871       59,594
                                                                              -----------  -----------

NET ASSETS AVAILABLE FOR LIQUIDATION ......................................   $   44,441   $   42,997
                                                                              ===========  ===========

(1) See disclaimer of opinion under Risk Factors.

                      See notes to condensed consolidated financial statements.

                                                  1

                           FIRST ALLIANCE CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                     MARCH 31,        MARCH 31,
                                                       2002             2001
                                                   ------------     ------------
                                                             (UNAUDITED)
REVENUE
     Loan origination and sale ...............     $       374      $       489
     Interest ................................           1,886            3,298
     Loan servicing and other ................             140              161
                                                   ------------     ------------
        Total revenue ........................           2,400            3,948
                                                   ------------     ------------

EXPENSE
     Compensation and benefits ...............             344              861
     Professional services and other fees ....             307              274
     Facilities and insurance ................             213              253
     Supplies ................................              14               50
     Interest ................................             232              939
     Legal ...................................           5,262            1,690
     Travel and training .....................               1                8
     Liquidation costs .......................          (5,630)           3,376
     Adjustment to liquidation basis .........              --              105
     Other ...................................              13               16
                                                   ------------     ------------
        Total expense ........................             756            7,572
                                                   ------------     ------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION ....           1,644           (3,624)

INCOME TAX PROVISION .........................             200              415

CHANGE IN NET ASSETS .........................           1,444           (4,039)

NET ASSETS AT BEGINNING OF PERIOD ............          42,997           54,182
                                                   ------------     ------------

NET ASSETS AT MARCH 31, 2002 AND 2001 ........     $    44,441      $    50,143
                                                   ============     ============

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

         Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $7.3 million in estimated liquidation cost accrual as of March 31, 2002. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

         Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated at amounts to be paid in settlement of the entity's obligations. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. During the three months ended March 31, 2002, the Company recorded no valuation adjustment to the cost basis of certain assets and liabilities. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report,

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of March 31, 2002, the Company had provided for approximately $12.2 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed.

         In previous filings, the Company, based upon the advice of its outside bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Accordingly, the Company, based upon the advice of its outside legal bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 9 months from March 31, 2002.

         The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filings on Forms 8-K and Form 10-K which contains the latest available consolidated financial statements and notes thereto, as of and for the period ended December 31, 2001, together with the MD&A for such period. As described on page 6, the auditors' report on these financial statements did not express an opinion on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from this report.

         The changes in net assets for the period from December 31, 2001 to March 31, 2002 are not indicative of the changes to be expected for the full year. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 300 loans), and proceeds from liquidation of assets.

         The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of March 31, 2002, the Company had unrestricted cash and cash equivalents of $33.5 million.


PREMISES

         The Company currently occupies approximately 4,000 square feet of its former headquarters at 17305 Von Karman Avenue, Irvine, California. This space is being subleased from an unrelated third party. The building is owned by MJB Associates, Inc., a California limited partnership ("MJB"). MJB is owned by Brian and Sarah Chisick, the majority stockholders of the Company.


SALE OF REAL AND PERSONAL PROPERTY

         The Company has a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.4 million. On April 23, 2002, the Company entered into an agreement to sell the building to Standard Tool for the sum of $5.3 million. Court approval of this proposed transaction is pending.

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


RECENT DEVELOPMENTS

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

         As to the Company's shareholders, the Settlement proposes, in pertinent part, that the Company would cancel all issued and outstanding shares of the Company's common stock ("FACO Shares") two days after the effective date of the Amended Plan. After the effective date of the Settlement, a payment would be made from the Redress Fund to those persons who held FACO Shares on the effective date. FACO shareholders would be paid the lesser of $1.50 per share or the shareholder's purchase basis of such shares prior to cancellation, provided that the total amount of such payments to all shareholders does not exceed $3,250,000.00. Any FACO shares traded after February 25, 2002, would be presumed to have a purchase basis not to exceed $.09. If the total amount of such payments would exceed $3.25 million, the payment to each former shareholder of the Company would be reduced on an equal proportionate basis until the total payments do not exceed $3.25 million. Certain shareholders, including Brian and Sarah Chisick, would waive any payment for FACO shares they hold.

         Until the Court approves the proposed settlement, the Company continues to value its residual interests using the valuation formula described on page
12. Should the Court approve the proposed settlement, Brian and Sarah Chisick will purchase the residual interests, including all proceeds received and interest earned thereon since January 1, 2002, for the sum of $25.1 million.

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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         On April 22, 2002, the District Court held a preliminary approval hearing on the Proposed Settlement, and entered an Order preliminarily approving the Settlement, conditionally certifying the class actions for settlement purposes, and approving notice of the proposed Settlement. The Court also approved the Consent Decrees and withdrew the reference of the remainder of the bankruptcy cases from the Bankruptcy Court. A hearing is set on final approval on September 17, 2002.

         On May 7, 2002, the Company and its subsidiaries filed their First Amended Joint Plan of Liquidation and Disclosure Statement, which proposes liquidation in accordance with the terms of the Settlement Agreement. A hearing is set on the adequacy of the Disclosure Statement on June 11, 2002.


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


RISK FACTORS

         DISCLAIMER OF OPINION ON FINANCIAL STATEMENTS

         With the filing of the Company's 10-K for December 31, 2001, the Company's current independent auditors, Hein + Associates LLP, included an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.


         PLAN OF REORGANIZATION

         The Company's Bankruptcy Filing is expected to facilitate the reorganization/liquidation and sale of a significant portion of the Company's remaining business and assets and operation of those assets pending any such sale. As of the date of the Company's Bankruptcy Filing, the United States Bankruptcy Court for the Central District of California assumed jurisdiction and control over the assets of the Company. As a debtor in possession, the Company is authorized to operate its business, subject to the supervision of the Bankruptcy Court. No assurance can be given that the Company will remain a debtor-in-possession and that a trustee will not be appointed to operate the Company's business. In addition, although the Company has proposed a plan of reorganization/liquidation to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm the Company's plan of reorganization/liquidation.

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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         DISCLOSURE RELATING TO LOW-PRICED STOCKS

         The Company's Common Stock is currently listed for trading in the over-the-counter market on the NASD Electronic Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades. The Company's securities are also subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for the Company's securities. Because the Company's securities are subject to the "penny stock rules," investors will find it more difficult to dispose of the securities of the Company. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded in the Over-The-Counter Market to obtain needed capital (see "Proposed Settlement").


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

         Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $7.3 million in estimated liquidation cost accrual as of March 31, 2002. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

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

Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. During the three months ended March 31, 2002, the Company recorded no valuation adjustment to the cost basis of certain assets and liabilities. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of March 31, 2002, the Company had provided for approximately $12.2 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

         In previous filings, the Company, based upon the advice of its outside bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Recently, the United States District Court has issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 9 months from March 31, 2002.


REVENUE

         The three primary components of the Company's revenues historically have been loan origination and sale, loan servicing and interest income. These revenue-generating sources have diminished significantly due to the Bankruptcy Filing and sale of assets of the Company. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $29.5 million of its wholly-owned loans as of March 31, 2002. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 300 loans), and proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of revenue.

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

         As the holder of the residual interest, the Company is entitled to receive certain excess cash flows. These excess cash flows ("spread") are the difference between (a) principal and interest paid by borrowers and (b) the sum of (i) scheduled principal and interest paid to holders of the regular interests, (ii) trustee fees, (iii) third-party credit enhancement fees, (iv) servicing fees, and (v) loan losses. The Company begins receiving these excess cash flows after certain overcollateralization requirements, which are specific to each securitization and are used as a means of credit enhancement, have been met. The Company had utilized a cash flow modeling technique to arrive at the fair value of the residual interests. When the Company entered liquidation, it adjusted the valuation formula to use only discounted cash flows and return of overcollateral, and used the valuation of the Residual Interests as of March 31, 2000, as a starting point. This conservative adjustment was made to reflect the lack of a recognized market for these complex derivative interests, litigation risk, and other market conditions. In year 2000, there was not a significant difference between the valuation and the prior model. In year 2001 use of the prior model would have resulted in a higher valuation than use of the methodology adopted in 2000. Since the facts that led the Company to make the conservative adjustment in 2000 remain, the Company decided to make no upward adjustment to the valuation. In March 2002, the Company announced a proposed settlement of borrower litigation. The negotiated terms of the proposed settlement, if approved by the Court, will result in the sale of these assets for the $25.1 million value on the Company's financial statement as of December 31, 2001 to Brian and Sarah Chisick, related parties (see "Proposed Settlement").

         Until the Court approves the proposed settlement, the Company continues to value these residual interests using the valuation formula described above. Should the Court approve the proposed settlement, the Chisicks will purchase the residual interests, including all proceeds received and interest earned thereon since January 1, 2002, for the sum of $25.1 million.


RECENT DEVELOPMENTS

         PREMISES

         The Company currently occupies approximately 4,000 square feet of its former headquarters at 17305 Von Karman Avenue, Irvine, California. This space is being subleased from an unrelated third party. The building is owned by MJB Associates, Inc., a California limited partnership ("MJB"). MJB is owned by Brian and Sarah Chisick, the majority stockholders of the Company.


         SALE OF REAL AND PERSONAL PROPERTY

         The Company has a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.4 million. On April 23, 2002, the Company entered into an agreement to sell the building to Standard Tool for the sum of $5.3 million. Court approval of this proposed transaction is pending.


LOAN ORIGINATIONS, PURCHASES AND SALES

         There were no loan originations, purchases or sales during the three months ended March 31, 2002 and 2001.

RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

         As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (January 1, 2002 to March 31, 2002) is presented below, rather than a description of the Company's results of operations for the three months ended March 31, 2002. Please refer to the Company's March 31, 2001 Form 10-Q for a discussion of operating results for the first quarter of 2001.

         During the period of January 1, 2002 through March 31, 2002, the Company reported a $1.4 million increase in net assets available for liquidation. The Company generated operating revenues of $2.4 million, of which $1.9 million is attributable to interest from residual interest and loans receivable. The Company's operating expenses (excluding interest expense) during the period of January 1, 2002 through March 31, 2002 were $0.5 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets. The Company believes its estimates of liquidation expenses previously recorded are sufficient through the anticipated liquidation period. Therefore, no additional accrual was made during the three months ended March 31, 2002. Legal expenses accounted for $5.3 million of the Company's operating expenses, which are mainly related to the defense of the litigation cases and administrative bankruptcy proceedings.

         The net assets of the Company were also affected by a tax provision of $0.2 million. The tax provision is primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

         Pursuant to recently enacted tax legislation, net operating losses ("NOL") generated in taxable years ending in 2001 and 2002 may be carried back up to five years (instead of the usual two years). If the effective date of the settlement occurs before the end of 2002 and the Company has an NOL for such year, such loss may be carried back and used to offset income in the Company's 1997 taxable year. This may result in a tax refund to the Company of as much as $10 million.

         The Company's net assets in liquidation were $44.4 million at March 31, 2002.

SERVICING

         The following tables provide data on loan delinquency, real estate owned (REO) and net losses for the Company's servicing portfolio:

                                                                            AS OF
                                         ------------------------------------------------------------------------
                                              MARCH 31, 2002         DECEMBER 31, 2001        MARCH 31, 2001
                                         ------------------------ ----------------------- -----------------------
                                                         % of                    % of                    % of
                                         (Dollars in   Servicing  (Dollars in  Servicing  (Dollars in  Servicing
                                          Thousands)   Portfolio   Thousands)  Portfolio   Thousands)  Portfolio
                                         ------------ ----------- ----------- ----------- ----------- -----------
Servicing portfolio.....................    $ 29,536                $ 36,135                $ 55,294
                                         ============             ===========             ===========
30-59 days delinquent...................       2,160      7.31%        1,438      3.98%     $  1,085      2.0%
60-89 days delinquent...................         407      1.38           257      0.71           595      1.1
90 days or more delinquent..............       1,263      4.27         1,398      3.87         1,888      3.4
                                         ------------ ----------- ----------- ----------- ----------- -----------
   Total delinquencies..................       3,830     12.96%        3,093      8.56%     $  3,568      6.5%
                                         ============ =========== =========== =========== =========== ===========
REO (1)  ...............................          31      0.10%           31      0.09%           --       --%
                                         ============ =========== =========== =========== =========== ===========


                                                           FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                           ---------------------
                                                              2002      2001
                                                           ---------- ----------

Average servicing portfolio (2)........................... $  32,848  $  58,795

(1) Includes REO of the Company as well as REO of the securitization trusts serviced by the Company; however, excludes private investor REO not serviced by the Company.
(2) Average servicing portfolio balance equals the quarterly average of the servicing portfolio computed as the average of the balances at the beginning and end of each quarter.


LIQUIDITY AND CAPITAL RESOURCES

         With the filing of the Company's 10-K for December 31, 2001, the Company's current independent auditors, Hein + Associates LLP, included an explanatory paragraph, which provides that the Company has been named as a defendant in numerous lawsuits with aggregate claims in excess of $11 billion dollars, and that the Company has not been able to estimate the amounts expected to be paid to the claimants and the Company's other creditors, and because of the significance of such matters, such auditors were unable to express and did not express an opinion with respect to such financial statements.

         The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 300 loans), and proceeds from liquidation of assets. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of March 31, 2002, the Company had unrestricted cash and cash equivalents of $33.5 million.

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

         The Company believes that its current cash position coupled with cash generated from its existing operations will be sufficient to fund its operations through the anticipated liquidation period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Management, based upon the advice of its legal bankruptcy counsel, expects that the overall reorganization/liquidation process with respect to the remaining assets and liabilities of the Company to continue for approximately 9 months from March 31, 2002, subject to change depending on the outcome of certain litigation proceedings (see Part II, Item 1). No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

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

         As to the Company's shareholders, the Settlement proposes, in pertinent part, that the Company would cancel all issued and outstanding shares of the Company's common stock ("FACO Shares") two days after the effective date of the Amended Plan. After the effective date of the Settlement, a payment would be made from the Redress Fund to those persons who held FACO Shares on the effective date. FACO shareholders would be paid the lesser of $1.50 per share or the shareholder's purchase basis of such shares prior to cancellation, provided that the total amount of such payments to all shareholders does not exceed $3,250,000.00. Any FACO shares traded after February 25, 2002, would be presumed to have a purchase basis not to exceed $.09. If the total amount of such payments would exceed $3.25 million, the payment to each former shareholder of the Company would be reduced on an equal proportionate basis until the total payments do not exceed $3.25 million. Certain shareholders, including Brian and Sarah Chisick, would waive any payment for FACO shares they hold.

         Until the Court approves the proposed settlement, the Company continues to value its residual interests using the valuation formula described on page
12. Should the Court approve the proposed settlement, Brian and Sarah Chisick will purchase the residual interests, including all proceeds received and interest earned thereon since January 1, 2002, for the sum of $25.1 million.

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

         On April 22, 2002, the District Court held a preliminary approval hearing on the Proposed Settlement, and entered an Order preliminarily approving the Settlement, conditionally certifying the class actions for settlement purposes, and approving notice of the proposed Settlement. The Court also approved the Consent Decrees and withdrew the reference of the remainder of the bankruptcy cases from the Bankruptcy Court. A hearing is set on final approval on September 17, 2002.

         On May 7, 2002, the Company and its subsidiaries filed their First Amended Joint Plan of Liquidation and Disclosure Statement, which proposes liquidation in accordance with the terms of the Settlement Agreement. A hearing is set on the adequacy of the Disclosure Statement on June 11, 2002.


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

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT
  ---                        ----------------------

10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-28706)
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
10.21 Servicing Rights Purchase Agreement dated July 1, 2000 between Ocwen Federal Bank FSB and the Company (Incorporated by reference to Exhibit
         10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Commission File No. 0-28706)
10.22 Consent Agreement dated July 14, 2000 between Wells Fargo Bank, Minnesota, National Association, The Chase Manhattan Bank, The Bank of New York, MBIA Insurance Corporation, Ocwen Federal Bank FSB, and the Company (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Commission File No. 0-28706)


       (a) Reports on Form 8-K:
           (1) A current report on Form 8-K was filed on April 17, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its March Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           FIRST ALLIANCE CORPORATION
                                   REGISTRANT


Date: May 15, 2002                              /S/ BRIAN CHISICK
      ----------------------            ----------------------------------------
                                                     Brian Chisick
                                         Chairman and Chief Executive Officer


Date: May 15, 2002                              /S/ JOEL BLITZMAN
      ----------------------            ----------------------------------------
                                                    Joel Blitzman
                                             Vice President and Controller
                                              Principal Financial Officer