Form 10-Q
period 2002-06-30
FIRST ALLIANCE CORP /DE/
filed 2002-08-21
CIK 1029321

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

                  For the quarterly period ended June 30, 2002

                                       OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                 SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from_________ to _________

                         COMMISSION FILE NUMBER 0-28706
                                                -------

                           FIRST ALLIANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    33-0721183
---------------------------------        ---------------------------------------
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

     As of July 18, 2002, the registrant had outstanding, net of treasury shares, 17,864,788 shares of common stock (the "Common Stock.").

================================================================================

                           FIRST ALLIANCE CORPORATION
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

            Consolidated Statements of Net Assets Available for Liquidation
            (Unaudited) as of June 30, 2002 and December 31, 2001............ 1

            Consolidated Statements of Change in Net Assets (Unaudited)
            for the quarter and six months ended June 30, 2002............... 2

            Consolidated Statement of Change in Net Assets (Unaudited)
            for the Quarter and six months ended June 30, 2001............... 3

            Notes to Consolidated Financial Statements (Unaudited)........... 4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ("MD&A")................................... 11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....... 17


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 18

Item 2.     Changes in Securities............................................ 20

Item 3.     Defaults Upon Senior Securities.................................. 20

Item 4.     Submission of Matters to a Vote of Security Holders.............. 20

Item 5.     Other Information................................................ 20

Item 6.     Exhibits and Reports on Form 8-K
                     a.  Exhibits ........................................... 21
                         Reports on Form 8-K ................................ 22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                           FIRST ALLIANCE CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS AVAILABLE FOR LIQUIDATION
                             (DOLLARS IN THOUSANDS)


                                                                              JUNE 30,   DECEMBER 31,
                                                                                2002         2001
                                                                              ---------   ---------
                                                                             (UNAUDITED)     (1)
ASSETS
     Cash and cash equivalents ............................................   $ 36,803    $ 35,290
     Restricted cash ......................................................      2,552       3,346
     Loans receivable .....................................................     23,104      33,030
     Residual interests in securities - at estimated net realizable value..     15,331      25,102
     Property, net ........................................................      4,739       4,739
     Prepaid expenses and other assets ....................................        951       1,084
                                                                              ---------   ---------
        Total assets ......................................................     83,480     102,591
                                                                              ---------   ---------

LIABILITIES
     Warehouse financing facilities .......................................     14,890      25,752
     Reserve for estimated costs during the period of liquidation .........      5,062      12,964
     Accrued contingent liabilities .......................................      3,204       3,204
     Accounts payable and accrued liabilities .............................     11,507      13,634
     Income taxes payable .................................................        489         609
     Notes payable ........................................................      3,387       3,431
                                                                              ---------   ---------
        Total liabilities .................................................     38,539      59,594
                                                                              ---------   ---------

NET ASSETS AVAILABLE FOR LIQUIDATION ......................................   $ 44,941    $ 42,997
                                                                              =========   =========


(1) See disclaimer of opinion under Risk Factors.


            See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                 FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                         ENDED               ENDED
                                                    --------------      --------------
                                                    JUNE 30, 2002       JUNE 30, 2002
                                                    --------------      --------------
                                                                 (UNAUDITED)
REVENUE
     Loan origination and sale ...................  $         301       $         675
     Interest ....................................          1,598               3,484
     Loan servicing and other ....................             92                 232
                                                    --------------      --------------
        Total revenue ............................          1,991               4,391
                                                    --------------      --------------

EXPENSE
     Compensation and benefits ...................            310                 654
     Professional services and other fees ........            307                 614
     Facilities and insurance ....................            168                 381
     Supplies ....................................              5                  19
     Interest ....................................            171                 403
     Legal .......................................          1,534               6,796
     Travel and training .........................             --                   1
     Liquidation costs (recoveries) ..............         (2,271)             (7,901)
     Adjustment to liquidation basis .............             --                  --
     Other .......................................             12                  25
                                                    --------------      --------------
        Total expense ............................            236                 992
                                                    --------------      --------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION ........          1,755               3,399

INCOME TAX PROVISION .............................         (1,255)             (1,455)
                                                    --------------      --------------

CHANGE IN NET ASSETS .............................            500               1,944

NET ASSETS AT BEGINNING OF PERIOD ................         44,441              42,997
                                                    --------------      --------------

NET ASSETS AT JUNE 30, 2002 ......................  $      44,941       $      44,941
                                                    ==============      ==============


            See notes to condensed consolidated financial statements.

                           FIRST ALLIANCE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                FOR THE THREE MONTHS  FOR THE SIX MONTHS
                                                        ENDED               ENDED
                                                   ---------------     ---------------
                                                    JUNE 30, 2001       JUNE 30, 2001
                                                   ---------------     ---------------
                                                               (UNAUDITED)
REVENUE
     Loan origination and sale ...............     $          515      $        1,004
     Interest ................................              2,976               6,274
     Loan servicing and other ................              1,098               1,259
                                                   ---------------     ---------------
        Total revenue ........................              4,589               8,537
                                                   ---------------     ---------------

EXPENSE
     Compensation and benefits ...............                597               1,458
     Professional services and other fees ....                345                 618
     Facilities and insurance ................                243                 497
     Supplies ................................                 26                  76
     Interest ................................                677               1,616
     Legal ...................................              1,324               3,015
     Travel and training .....................                  4                  12
     Liquidation costs (recoveries) ..........             (1,835)              1,541
     Adjustment to liquidation basis .........              2,575               2,680
     Other ...................................                 17                  33
                                                   ---------------     ---------------
        Total expense ........................              3,973              11,546
                                                   ---------------     ---------------

INCOME (LOSS) BEFORE INCOME TAX PROVISION ....                616              (3,009)

INCOME TAX PROVISION .........................               (484)               (898)
                                                   ---------------     ---------------

CHANGE IN NET ASSETS .........................                132              (3,907)

NET ASSETS AT BEGINNING OF PERIOD ............             50,143              54,182
                                                   ---------------     ---------------

NET ASSETS AT JUNE 30, 2001 ..................     $       50,275      $       50,275
                                                   ===============     ===============


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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $5.1 million in estimated liquidation cost accrual as of June 30, 2002. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated at amounts to be paid in settlement of the entity's obligations. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for Liquidation. During the three months ended June 30, 2002, the Company recorded no valuation adjustment to the cost basis of certain assets and liabilities. After the Bankruptcy Filing, various creditors, borrowers and governmental units

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of June 30, 2002, the Company had provided for approximately $12.2 million for such claims. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed.

     In previous filings, the Company, based upon the advice of its outside bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Accordingly, the Company, based upon the advice of its outside legal bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 6 months from June 30, 2002.

     The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A), is written with the presumption that the users of these interim consolidated financial statements have read, or have access to, the Company's most recent filings on Forms 8-K and Form 10-K which contains the latest available consolidated financial statements and notes thereto, as of and for the period ended December 31, 2001, together with the MD&A for such period. As described on page 7, the auditors' report on these financial statements did not express an opinion on the financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the U.S.A. have been condensed or omitted from this report.

     The changes in net assets for the period from December 31, 2001 to June 30, 2002 are not indicative of the changes to be expected for the full year. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 275 loans), and proceeds from liquidation of assets.

     The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of June 30, 2002, the Company had unrestricted cash and cash equivalents of $36.8 million.


PREMISES

     The Company currently occupies approximately 4,000 square feet of its former headquarters at 17305 Von Karman Avenue, Irvine, California. This space is being subleased from an unrelated third party. The building is owned by MJB Associates, Inc., a California limited partnership ("MJB"). MJB is owned by Brian and Sarah Chisick, the majority stockholders of the Company.


SALE OF REAL AND PERSONAL PROPERTY

     The Company has a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.4 million. On April 23, 2002, the Company entered into an agreement to sell the building to Standard Tool for the sum of $5.3 million. The District Court approved the sale by an order on July 11, 2002, and the transaction closed on July 16, 2002.

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

     Until the Court approves the proposed settlement, the Company continues to value its residual interests using the valuation formula described on page 13. Should the Court approve the proposed settlement, Brian and Sarah Chisick will purchase the residual interests, including all proceeds received and interest earned thereon since January 1, 2002, for the sum of $25.1 million.

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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On April 22, 2002, the District Court held a preliminary approval hearing on the Proposed Settlement, and entered an Order preliminarily approving the Settlement, conditionally certifying the class actions for settlement purposes, and approving notice of the proposed Settlement. The Court also approved the Consent Decrees and withdrew the reference of the remainder of the bankruptcy cases from the Bankruptcy Court. A hearing is set on final approval on September 9, 2002.

     On May 7, 2002, the Company and its subsidiaries filed their First Amended Joint Plan of Liquidation and Disclosure Statement, which proposes liquidation in accordance with the terms of the Settlement Agreement. On June 11, 2002, the Court approved the adequacy of the Disclosure Statement, as amended, and the document packages will be sent to creditors prior to August 1, 2002.


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

                           FIRST ALLIANCE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     Liquidation basis accounting requires the Company to provide for all liabilities related to expenses, including general and administrative, to be incurred during the liquidation period using certain assumptions, including assumptions as to the timing of asset disposition. Therefore, the Company has recorded approximately $5.1 million in estimated liquidation cost accrual as of June 30, 2002. There is no assurance, however, that actual liquidation expenses will not exceed management's estimates. In the event that actual liquidation expenses exceed management's estimates, the Company's Consolidated Statement of Net Assets may be adversely affected.

     Liquidation basis accounting also requires assets to be valued at their estimated net realizable value and liabilities to be estimated as amounts to be paid in settlement of the entity's obligation. Estimated net realizable value represents management's best estimate as to liquidation value of the assets, net of selling expenses, and without consideration to the unknown impact that the Bankruptcy Filing or the outcome of any litigation or claims may have on the value of the assets. There can be no assurance, however, that the Company will be successful in selling the assets at the net realizable value which has been recorded in the Consolidated Statement of Net Assets Available for Liquidation. Obtaining proceeds of less than the value stated may have a material adverse effect on the Company's Consolidated Statement of Net Assets Available for

Liquidation. During the three months ended June 30, 2002, the Company recorded no valuation adjustment to the cost basis of certain assets and liabilities. After the Bankruptcy Filing, various creditors, borrowers and governmental units submitted proofs of claim against the Company. As of the filing of this report, the Company had received over $11 billion in claims and other unspecified amount claims from governmental units and others. The Company is currently in the process of reviewing approximately over 2,800 claims. The review process consists of analyzing the validity, objectability and duplication of the claims. Based on the unfinished review process, the Company has established accruals and reserves for certain claims that, at this point, the Company has determined to be probably valid. As of June 30, 2002, the Company had provided for approximately $12.2 million for such claims. This liability is reflected on the Condensed Consolidated Statement of Net Assets Available for Liquidation as of June 30, 2002 as accrued contingent liabilities of $3.2 million, and includes $9.0 million of the $11.5 million of accounts payable and accrued liabilities. There is no assurance that this amount will be sufficient to satisfy the ultimate disposition of the claims once the final review is completed. These claims asserted against the Company may materially diminish, if not eliminate, any distribution to shareholders.

     In previous filings, the Company, based upon the advice of its outside bankruptcy counsel, had estimated that the overall reorganization/liquidation plan would take approximately 12 months. Recently, the United States District Court has issued Orders on appeals from rulings of the Bankruptcy Court and on Motions to Withdraw the Reference from the Bankruptcy Court by certain parties that indicate that the liquidation period may be substantially longer than previously estimated. Accordingly, the Company, based upon the advice of its outside bankruptcy counsel, has re-estimated that the overall reorganization/liquidation plan may take approximately 6 months from June 30, 2002.


REVENUE

     The three primary components of the Company's revenues historically have been loan origination and sale, loan servicing and interest income. These revenue-generating sources have diminished significantly due to the Bankruptcy Filing and sale of assets of the Company. The Bankruptcy Filing resulted in the Company closing its loan origination and retail branch operations. In addition, in July 2000, the Company sold the majority of its servicing rights portfolio. The Company's current business operation has now been reduced to servicing approximately $25.4 million of its wholly-owned loans as of June 30, 2002. This asset is reflected on the Condensed Consolidated Statement of Net Assets Available for Liquidation as of June 30, 2002 at a $23.1 million value, allowing for $2.3 million of net deferred income over expenses. The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 275 loans), and proceeds from liquidation of assets. Other than proceeds from the sale of assets, the Company expects interest and limited servicing income to be its only source of revenue.

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


     SALE OF REAL AND PERSONAL PROPERTY

     The Company has a fee simple ownership interest in the improved real property located at 17200 Jamboree Boulevard, Irvine, California and the personal property located on that premises. The real property is encumbered by a first-priority lien in the approximate amount of $3.4 million. On April 23, 2002, the Company entered into an agreement to sell the building to Standard Tool for the sum of $5.3 million. The District Court approved the sale by an order on July 11, 2002, and the transaction closed on July 16, 2002.



LOAN ORIGINATIONS, PURCHASES AND SALES

     There were no loan originations, purchases or sales during the six months ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS (CHANGES IN NET ASSETS)

     As a result of the Bankruptcy Filing, the Company's intent to liquidate the remaining businesses and assets, and the adoption of liquidation based accounting, a discussion of material factors affecting the Company's changes in net assets (April 1, 2002 to June 30, 2002) is presented below, rather than a description of the Company's results of operations for the three months ended June 30, 2002. Please refer to the Company's June 30, 2001 Form 10-Q for a discussion of operating results for the second quarter of 2001.

     During the period of April 1, 2002 through June 30, 2002, the Company reported a $0.5 million increase in net assets available for liquidation. The Company generated operating revenues of $2.0 million, of which $1.6 million is attributable to interest from residual interest and loans receivable. The Company's operating expenses (excluding interest expense) during the period of April 1, 2002 through June 30, 2002 were less than $0.1 million. During such period, the Company reversed liquidation expenses which it contemplated in its liquidation accrual and also reported in the various expense line items of the Consolidated Statement of Change in Net Assets. The Company believes its estimates of liquidation expenses previously recorded are sufficient through the anticipated liquidation period. Therefore, no additional accrual was made during the three months ended June 30, 2002. Legal expenses accounted for $1.5 million of the Company's operating expenses, which are mainly related to the defense of the litigation cases and administrative bankruptcy proceedings.

     The net assets of the Company were also affected by a tax provision of $1.2 million. The tax provision is primarily based on the Company's limitations arising from the excess inclusion attributed to the Company's residual interest assets.

     Pursuant to recently enacted tax legislation, net operating losses ("NOL") generated in taxable years ending in 2001 and 2002 may be carried back up to five years (instead of the usual two years). If the effective date of the settlement occurs before the end of 2002 and the Company has an NOL for such year, such loss may be carried back and used to offset income in the Company's 1997 taxable year. This may result in a tax refund to the Company of as much as $10 million. No amounts have been recorded for this potential refund due to its uncertainty.

     The Company's net assets in liquidation were $44.9 million at June 30, 2002.

SERVICING

     The following tables provide data on loan delinquency, real estate owned
(REO) and net losses for the Company's servicing portfolio:

                                                                               AS OF
                                         -----------------------------------------------------------------------------------
                                               JUNE 30, 2002             DECEMBER 31, 2001             JUNE 30, 2001
                                         --------------------------- --------------------------- ---------------------------
                                                           % of                        % of                        % of
                                          (Dollars in    Servicing    (Dollars in    Servicing    (Dollars in    Servicing
                                           Thousands)    Portfolio     Thousands)    Portfolio     Thousands)    Portfolio
                                         ------------- ------------- ------------- ------------- ------------- -------------
Servicing portfolio..................... $     25,458                $     36,135                $     48,285
                                         =============               =============               =============
30-59 days delinquent...................          927         3.64%         1,438         3.98%  $      1,428          2.9%
60-89 days delinquent...................           95         0.37            257         0.71            132          0.3
90 days or more delinquent..............          986         3.87          1,398         3.87          2,308          4.8
                                         ------------- ------------- ------------- ------------- ------------- -------------
   Total delinquencies..................        2,008         7.88%         3,093         8.56%  $      3,868          8.0%
                                         ============= ============= ============= ============= ============= =============
REO (1)  ...............................           31         0.12%            31         0.09%            --           --%
                                         ============= ============= ============= ============= ============= =============


                                                           FOR THE THREE MONTHS
                                                              ENDED JUNE 30,
                                                          ----------------------
                                                             2002        2001
                                                          ----------- ----------

Average servicing portfolio (2).........................  $   27,503  $  51,789

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

     The Company's current sources of cash include interest income from residual interests, loans receivable and cash balances, limited servicing income from its remaining servicing business (approximately 275 loans), and proceeds from liquidation of assets. The Company's uses of cash include payments to creditors, payments of interest, repayment of its warehouse financing facilities, administrative expenses, and payment of income taxes. All such payments are on a post petition basis only or unless otherwise approved by the Bankruptcy Court. As a result of the Bankruptcy Filing, the closure of the Company's loan origination operations and the servicing rights portfolio sale, the Company has lost a significant source of cash flow. As of June 30, 2002, the Company had unrestricted cash and cash equivalents of $36.8 million.

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

     In connection with the Bankruptcy Filing, it is management's intention to market for sale and operate pending such sale of all or a significant portion of the Company's remaining assets. Proceeds from the sale of assets that are security for the Company's obligations to its secured creditors will first be used to repay such secured creditors, which include the Company's warehouse financing facility and a note payable related to the financing of the Company's telemarketing facility in Irvine, California. This note has been satisfied with the sale of the real property on July 16, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management, based upon the advice of its legal bankruptcy counsel, expects that the overall reorganization/liquidation process with respect to the remaining assets and liabilities of the Company to continue for approximately 6 months from June 30, 2002, subject to change depending on the outcome of certain litigation proceedings (see Part II, Item 1). No assurance, however, can be given that the Company will be able to completely liquidate its assets and settle its liabilities within the time expected.

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

     On April 22, 2002, the District Court held a preliminary approval hearing on the Proposed Settlement, and entered an Order preliminarily approving the Settlement, conditionally certifying the class actions for settlement purposes, and approving notice of the proposed Settlement. The Court also approved the Consent Decrees and withdrew the reference of the remainder of the bankruptcy cases from the Bankruptcy Court. A hearing is set on final approval on September 9, 2002.

     On May 7, 2002, the Company and its subsidiaries filed their First Amended Joint Plan of Liquidation and Disclosure Statement, which proposes liquidation in accordance with the terms of the Settlement Agreement. On June 11, 2002, the Court approved the adequacy of the Disclosure Statement, as amended, and the document packages will be sent to creditors prior to August 1, 2002.


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

EXHIBIT
  NO.                          DESCRIPTION OF EXHIBIT
  ---                          ----------------------

10.13 Interim Warehouse and Security Agreement dated as of February 15, 1997 between Coast Security Mortgage Inc. and the Company (Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.14 Smith Loan (Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997, Commission File No. 0-28706)
10.15 Building Purchase and Sale Agreement between Amresco Residential Mortgage Corporation and the Company (Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.16 (pound)25,000,000 Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, Commission File No. 0-28706)
10.17 Master Repurchase Agreement dated as of October 27, 1997 between First Union National Bank and the Company (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 0-28706)
10.18 Amendment to Warehouse Credit Facility Agreement dated August 18, 1997 between Prudential Securities Credit Corporation and the Company (Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended March 30, 1998, Commission File No. 0-28706)
10.19 Master Repurchase Agreement dated as of December 30, 1998 between Lehman Commercial Paper Inc. and the Company (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 0-28706)
10.20 Deed of Trust Note dated as of February 19, 1999 between the Ohio National Life Insurance Company and the Company (Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, Commission File No. 0-28706)
10.21 Servicing Rights Purchase Agreement dated July 1, 2000 between Ocwen Federal Bank FSB and the Company (Incorporated by reference to Exhibit
        10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Commission File No. 0-28706)
10.22 Consent Agreement dated July 14, 2000 between Wells Fargo Bank, Minnesota, National Association, The Chase Manhattan Bank, The Bank of New York, MBIA Insurance Corporation, Ocwen Federal Bank FSB, and the Company (Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, Commission File No. 0-28706)


       (a) Reports on Form 8-K:
           (1) A current report on Form 8-K was filed on May 17, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its April Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (2) A current report on Form 8-K was filed on June 14, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its May Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (3) A current report on Form 8-K was filed on July 12, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its June Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.
           (4) A current report on Form 8-K was filed on August 15, 2002 by First Alliance Corporation. Under Item 5. "Other Events," First Alliance Corporation reported that it had filed its July Monthly Operating Reports as required to be filed with the Bankruptcy Court and Office of the United States Trustee.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FIRST ALLIANCE CORPORATION
                                                       REGISTRANT


Date: August 21, 2002                            /S/ BRIAN CHISICK
     ------------------------            ---------------------------------------
                                                     Brian Chisick
                                         Chairman and Chief Executive Officer


Date: August 21, 2002                            /S/ JOEL BLITZMAN
     ------------------------            ---------------------------------------
                                                     Joel Blitzman
                                             Vice President and Controller
                                              Principal Financial Officer